Form 10QSB
period 2003-03-31
CAPITAL VENTURES GROUP I INC
filed 2003-05-15
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                            Commission File No. 000-50214

                          CAPITAL VENTURES GROUP I, INC.
        (Exact name of small business issuer as specified in its charter)

       Florida                                                 65-0968839
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                22154 Martella Avenue, Boca Raton, Florida 33433
                    (Address of Principal Executive Offices)

                                  561-981-8210
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2003: 565,000 shares of common stock.

                         CAPITAL VENTURES GROUP I, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Income:

Three Months Ended March 31, 2003

Balance Sheet

Statement of Cash Flows

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                         CAPITAL VENTURES GROUP I, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                            Page

Balance Sheet                                               F-2

Statement of Operations and Accumulated Deficit             F-3

Statement of Changes in Stockholders' Equity                F-4

Statement of Cash Flows                                     F-5

Notes to Financial Statements                               F-6


                          CAPITAL VENTURES GROUP I, INC

                                 BALANCE SHEETS

                                     ASSETS

                                                                               December 31,       March 31,     March 31,
Current Assets                                                                     2002             2001          2002
                                                                                                 (UNAUDITED)   (UNAUDITED)


       Cash                                                                         $   7,000       $  500       $7,000
                                                                                    ---------       ------       ------
                                                                                    $   7,000       $  500       $7,000
                                                                                    =========       ======       ======

                              SHAREHOLDERS' EQUITY

Shareholders' Equity

   Common stock-$.001 par value; 10,000,000 Shares authorized; 565,000 issued and outstanding at March 31, 2003 and December 31, 2002
        500,000 issued and outstanding at March 31, 2002                            $   7,000       $  500       $7,000

                                                                                    ---------       ------       ------
                Total shareholders' equity                                              7,000          500        7,000
                                                                                    ---------       ------       ------
                                                                                    $   7,000       $  500       $7,000
                                                                                    =========       ======       ======


   The accompanying notes are an integral part of these financial statements.


                          CAPITAL VENTURES GROUP I, INC

                            STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 2002 and 2003


                                                                                  2002                           2003
                                                                     ---------------------------      ------------------------
                                                                            (UNAUDITED)                     (UNAUDITED)

Revenues                                                             $               -0-              $              -0-

Expenses                                                                             -0-                             -0-


                                                                     ---------------------------      ------------------------
Net (loss)                                                           $               -0-              $              -0-
                                                                     ===========================      ========================





Net (loss) per share-basic and diluted                               $           0.0000               $          0.0000
                                                                     ===========================      ========================

Weighted average number of shares outstanding during the period-
       basic and diluted                                                        500,000                         565,000
                                                                     ===========================      ========================



   The accompanying notes are an integral part of these financial statements.


                          CAPITAL VENTURES GROUP I, INC

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                        Common Stock
                                                                  --------------------------------------
                                                                       Shares              Amount                Deficit
                                                                  -----------------   ------------------  -----------------------

Balance December 31, 2001                                                 500,000                   500               -0-

       Sale of common stock                                                65,000                 6,500

       Operations for the year ended December 31, 2002                                                                -0-
                                                                          -------               -------               ---
Balance December 31, 2002                                                 565,000                 7,000               -0-

       Operations for the three months ended March 31, 2003                                                           -0-
                                                                          -------               -------               ---

Balance March 31, 2003 (unaudited)                                        565,000               $ 7,000               -0-
                                                                          =======               =======               ===




   The accompanying notes are an integral part of these financial statements.


                          CAPITAL VENTURES GROUP I, INC

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2002 and 2003

                                         2003                     2002
                             -------------------         ----------------------
                                     (UNAUDITED)                (UNAUDITED)
Change in cash                              -0-                   -0-

Cash-beginning                           7,000                   500

                                         -----               -------
Cash-ending                       $                         $
                                         =====               =======




Interest paid                              -0-              $     -0-
                                         =====               =======
Taxes paid                                 -0-              $     -0-
                                         =====               =======



   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1. Nature of Business

The Company was incorporated in Florida on December 17, 1999 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

(Loss) Per Share

Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. There are no items to give rise to diluted shares.

Note 3. Income taxes

At March 31, 2003, there are no items that give rise to deferred income taxes.

Note 4. Common Stock

In December 2002, the Company began a private placement offering of 200,000 shares of its common stock at $.10 per share. As of March 31, 2003, 65,000 shares have been sold at $.10 per share. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

General

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Peter Goldstein. Peter Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Peter Goldstein to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.     Changes in Securities. None


Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security
            Holders.

No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b) Reports of Form 8-K

          None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Capital Ventures Group I, Inc.
                                            Registrant


Date: May 15, 2003                           By: /s/ Peter Goldstein
                                            -------------------------
                                            Peter Goldstein
                                            President
--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Peter Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL VENTURES GROUP I, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
                                        /s/ Peter Goldstein
                                        --------------------------
                                        Peter Goldstein
                                        Principal Executive Officer,
                                        Principal Financial Officer