Form 10QSB
period 2003-06-30
CAPITAL VENTURES GROUP I INC
filed 2003-08-19
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                            Commission File No. 000-50214

                       ALTUS AEROSPACE INTERNATIONAL, INC.
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

                                  561-981-8210
                           (Issuer's telephone number)

                         CAPITAL VENTURES GROUP I, INC.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 565,000 shares of common stock.

                         ALTUS AEROSPACE INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.


                         ALTUS AEROSPACE INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                            Page

Balance Sheet                                               F-1

Statement of Operations for the Three Months and
Six Months Ended June 30, 2003                              F-2

Statement of Shareholder's Equity                           F-3

Statement of Cash Flows for the Three Months and
Six Months Ended June 30,2 003                              F-4

Notes to Financial Statements                               F-5



                       ALTUS AEROSPACE INTERNATIONAL, INC.

                                 BALANCE SHEETS



                                     ASSETS

                                                                                         December 31,         June 30,
Current Assets                                                                               2002               2003
                                                                                        -------------        ------------
                                                                                                             (UNAUDITED)

       Cash                                                                             $       7,000        $         0
                                                                                        -------------        -----------

                                                                                        $       7,000        $         0
                                                                                        =============        ===========

                              SHAREHOLDERS' EQUITY

Shareholders' Equity

       Preferred stock-$.001 par value; 10,000,000 shares authorized, none issued

       Common stock-$.001 par value; 100,000,000 Shares authorized;
            565,000 issued and outstanding at June 30, 2003 and December 31, 2002
            500,000 issued and outstanding at June 30, 2002                            $       7,000        $      7,000
                                                                                        -------------        -----------


                    Total shareholders' equity                                                  7,000             (7,000)
                                                                                        -------------        -----------

                                                                                        $       7,000        $         0
                                                                                        =============        ===========



    The accompanying note are an integral part of these financial statements.



                       ALTUS AEROSPACE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

             For the Three Months and Six Months Ended June 30, 2003

                                                                         Three months ended            Six months ended
                                                                           June 30, 2003                     2003
                                                                    --------------------------      -----------------------
                                                                            (UNAUDITED)                   (UNAUDITED)

Revenues                                                            $               -0-             $              -0-

Expenses                                                                            -0-                          7000


                                                                    --------------------------      -----------------------
Net (loss)                                                          $               -0-             $          (7,000)
                                                                    ==========================      =======================





Net (loss) per share-basic and diluted                              $            0.000              $           0.000
                                                                    ==========================      =======================

Weighted average number of shares outstanding during the period-
       basic and diluted                                                       500,000                        565,000
                                                                    ==========================      =======================








    The accompanying note are an integral part of these financial statements.

                                       2




                       ALTUS AEROSPACE INTERNATIONAL, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                           Common Stock
                                                               --------------------------------------
                                                                    Shares              Amount              Deficit
                                                               -----------------   ------------------  ------------------
Balance December 31, 2001                                               500,000                  500               -0-

       Sale of common stock                                              65,000                6,500

       Operations for the year ended December 31, 2002                                                             -0-

                                                               -----------------   ------------------  ------------------
Balance December 31, 2002                                               565,000               (7,000)               -0-

       Operations for the six months ended June 30, 2003                                                           -0-

                                                               -----------------   ------------------  ------------------
Balance June 30, 2003 (unaudited)                                       565,000               $    0               -0-
                                                               ================   ==================  ===================




    The accompanying note are an integral part of these financial statements.

                                       -4-




                       ALTUS AEROSPACE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             For the Three Months and Six Months Ended June 30, 2003


                                           Three months ended               Six months ended
                                              June 30, 2003                   June 30, 2003
                                      -----------------------------     ---------------------------
                                               (UNAUDITED)                     (UNAUDITED)
Change in cash                                        -0-                             -0-

Cash-beginning                                     7,000                               0

                                      -----------------------------    ----------------------------
Cash-ending                           $            7,000               $               0
                                      =============================    ============================




Interest paid                         $               -0-              $              -0-
                                      =============================    ============================
Taxes paid                            $               -0-              $              -0-
                                      =============================    ============================






    The accompanying note are an integral part of these financial statements.

                                       -5-



                      ALTUS AEROSPACE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1. Nature of Business
--------------------------

The Company was incorporated in Florida on December 17, 1999 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Note 2. Summary of Significant Accounting Policies
--------------------------------------------------

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

Note 3. Income taxes
--------------------

At June 30, 2003, there are no items that give rise to deferred income taxes.

Note 4. Common Stock
--------------------

In December 2002, the Company began a private placement offering of 200,000 shares of its common stock at $.10 per share. As of June 30, 2003, 65,000 shares have been sold at $.10 per share. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

General

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Peter Goldstein. Peter Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Peter Goldstein to fund required 1934 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

On May 28, 2003 we entered into a Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Altus Aerospace Corporation Inc., a Nevada Corporation ("AAC"). Pursuant to such Agreement, AAC was to become our wholly owned subsidiary and there would be a change in control and management of the Company. Such agreement set forth conditions for both parties to meet prior to the closing of such transaction. To date, Altus Aerospace Corporation Inc. has failed to meet all of its conditions and the time to meet such conditions has passed. Notwithstanding same, we are in the process of renegotiating the terms of such condition and believe that this transaction will be finalized.

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

Item 2.     Changes in Securities. None


Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security
            Holders.

No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b) Reports of Form 8-K

          None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Altus Aerospace International, Inc.
                                            Registrant


Date: August 18, 2003                       By: /s/ Peter Goldstein
                                            -------------------------
                                            Peter Goldstein
                                            President
--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Peter Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ALTUS AEROSPACE INTERNATIONAL, INC.

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

Dated: August 18, 2003
                                        /s/ Peter Goldstein
                                        --------------------------
                                        PETER GOLDSTEIN
                                        Principal Executive Officer,
                                        Principal Financial Officer