Form 10QSB
period 2003-09-30
CAPITAL VENTURES GROUP I INC
filed 2003-11-12
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                  561-981-8210
                           (Issuer's telephone number)

                         ALTUS AEROSPACE INTERNATIONAL, INC.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2003: 565,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.


                         CAPITAL VENTURES GROUP I, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                    Page

Balance Sheet                                                        F-1

Statement of Operations for the Three Months and
Nine Months Ended September 30, 2003 and 2002                        F-2

Statement of Cash Flows for the
Nine Months Ended September 30, 2003 and 2002                        F-3

Notes to Financial Statements                                        F-4

                        CAPITAL VENTURES GROUP I, INC.

                                BALANCE SHEETS


                                                                                  September 30      December 31
                                                                                   2003                 2002
                                                                              ----------------     ---------------
                                                                                (Unaudited)
                                    ASSETS

Cash                                                                                      $ -             $ 7,000
                                                                              ----------------     ---------------

TOTAL ASSETS                                                                              $ -             $ 7,000
                                                                              ================     ===============

SHAREHOLDERS' EQUITY

Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued

Common Stock - $.001 par value; 100,000,000 shares authorized;
565,000 issued and outstanding and additional paid-in capital                         $ 7,000             $ 7,000

Accumulated deficit                                                                    (7,000)                  -
                                                                              ----------------     ---------------

TOTAL SHAREHOLDERS' EQUITY                                                                $ -             $ 7,000
                                                                              ================     ===============











   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF OPERATIONS

             For the nine months and three months ended September 30
                                   (Unaudited)


                                                        Nine months                           Three months
                                                       ---------------------------------   ---------------------------------
                                                           2003               2002             2003               2002
                                                       --------------    ---------------   --------------     --------------
Revenues                                                         $ -                $ -              $ -                $ -

Expenses                                                       7,000                  -                -                  -
                                                       --------------    ---------------   --------------     --------------

NET LOSS                                                    $ (7,000)               $ -              $ -                $ -
                                                       ==============    ===============   ==============     ==============



Net loss per share - basic and diluted                           $ -                $ -              $ -                $ -
                                                       ==============    ===============   ==============     ==============

Weighted average number of shares
outstanding - basic and diluted                              565,000            500,000          565,000            500,000
                                                       ==============    ===============   ==============     ==============












   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (Unaudited)


                                                                          2003                   2002
                                                                    -----------------      -----------------

Net loss                                                                    $ (7,000)               $     -
                                                                    -----------------      -----------------

Sale of common stock                                                               -                  6,500
                                                                    -----------------      -----------------

Cash provided by financing activities                                              -                  6,500


Cash - beginning                                                               7,000                    500
                                                                    -----------------      -----------------

Cash - ending                                                               $      -                $ 7,000
                                                                    =================      =================









   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

At September 30, 2003, there are no items that give rise to deferred income taxes.

Note 4. Common Stock
--------------------

In December 2002, the Company began a private placement offering of 200,000 shares of its common stock at $.10 per share. As of September 30, 2003, 65,000 shares have been sold at $.10 per share. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

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

On May 28, 2003 we entered into a Agreement and Plan of Reorganization for the Acquisition of all of the Outstanding Shares of Common Stock of Altus Aerospace Corporation Inc., a Nevada Corporation ("AAC"). Pursuant to such Agreement, AAC was to become our wholly owned subsidiary and there would be a change in control and management of the Company. Such agreement set forth conditions for both parties to meet prior to the closing of such transaction. Altus Aerospace Corporation Inc. failed to meet all of its conditions and the time to meet such conditions has passed. Therefore this transaction was never finalized.

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

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


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

                                           CAPITAL VENTURES GROUP I, INC.
                                           Registrant


Date: November 12, 2003                     By: /s/ Peter Goldstein
                                            -------------------------
                                            Peter Goldstein
                                            President