Form 10KSB
period 2003-12-31
CAPITAL VENTURES GROUP I INC
filed 2004-03-24
CIK 1213788

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File #000-50214

                         CAPITAL VENTURES GROUP I, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0968839
                      (IRS Employer Identification Number)

                22154 Martella Avenue, Boca Raton, Florida 33433
               (Address of principal executive offices )(Zip Code)

                                  561-981-8210
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 24, 2004, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 24, 2004 is: 565,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Capital Ventures Group I, Inc. was incorporated on December 17, 1999, under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;


*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 24, 2004, there are thirty six shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this Registration Statement, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

We have entered into an agreement with Peter Goldstein to supervise the search for target companies as potential candidates for a business combination. Peter Goldstein will pay as his own expenses any costs he incurs in supervising the search for a target company. Peter Goldstein has entered and anticipates that he will enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Peter Goldstein controls us and therefore has the authority to enter into any agreement binding us. Peter Goldstein as our sole officer, director and majority shareholder can authorize any such agreement binding us.

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation
--------------------

We did not have any operating income from inception through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $7,000. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:
                         CAPITAL VENTURES GROUP I, INC.


                              FINANCIAL STATEMENTS


                                Table of Contents


Report of Independent Certified Public Accountants.....................................       F - 2

Balance Sheet as of December 31, 2003..................................................       F - 3

Statements of Operations for the years ended December 31, 2003 and 2002 ...............       F - 4

Statements of Changes in Shareholders' Equity for the years ended
December 31, 2003 and 2002 ............................................................       F - 5

Statements of Cash Flows for years ended December 31, 2003 and 2002....................       F - 6

Notes to Financial Statements..........................................................       F - 7 -9


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the shareholders and board of directors Capital Ventures Group I, Inc.:

We have audited the accompanying balance sheet of Capital Ventures Group I, Inc. (hereinafter referred to as "the Company") as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Ventures Group I, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.





JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
March 11, 2004

                             CAPITAL VENTURES GROUP I, INC.

                                     BALANCE SHEET

                                                                                      December 31,
                                                                                          2003
                                                                                    -----------------

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                                $         -
                                                                                    -----------------

     TOTAL ASSETS                                                                        $         -
                                                                                    =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                                      $         -
                                                                                    -----------------

     TOTAL LIABILITIES                                                                             -
                                                                                    -----------------

SHAREHOLDERS' EQUITY

Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued

Common stock - $.001 par value; 100,000,000 shares authorized;
565,000 shares issued and outstanding                                                            565

Additional paid-in capital                                                                     6,435

Accumulated deficit                                                                           (7,000)
                                                                                    -----------------

     TOTAL SHAREHOLDERS' EQUITY                                                                    -
                                                                                    -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $         -
                                                                                    =================


   The accompanying notes are an integral part of these financial statements

                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF OPERATIONS

                         For the years ended December 31




                                                                 2003                 2002
                                                           -----------------     ----------------

Revenues                                                           $      -             $      -

Expenses                                                              7,000                    -
                                                           -----------------     ----------------

NET LOSS                                                           $ (7,000)            $      -
                                                           =================     ================



Net loss per share - basic and diluted                             $      -             $      -
                                                           =================     ================

Weighted average number of shares
outstanding - basic and diluted                                     565,000              500,180
                                                           =================     ================



   The accompanying notes are an integral part of these financial statements

                         CAPITAL VENTURES GROUP I, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                       Preferred Stock                  Common Stock
                                  10,000,000 shares authorized   100,000,000 shares authorized   Additional
                                    Shares        Par Value      Shares      Par Value           Paid-In     Accumulated
                                    Issued   $.001 per share     Issued   $.001 per share        Capital     Deficit       Total
                                    ------   ---------------     ------   ---------------        -------     -------       -----
BALANCE - DECEMBER 31, 2001              --    $     --          500,000    $    500         $     --       $     --     $   500
     Issuance of common stock            --          --           65,000          65         $  6,435             --       6,500

     Net loss                            --          --               --          --               --             --          --
                                   --------    --------         --------    --------         --------       --------     -------

BALANCE - DECEMBER 31, 2002              --    $     --          565,000    $    565         $  6,435       $     --     $ 7,000

     Net Loss                            --          --               --          --               --         (7,000)     (7,000)
                                   --------    --------         --------    --------         --------       --------     -------

BALANCE - DECEMBER 31, 2003              --    $     --          565,000    $    565         $  6,435       $ (7,000)    $    --
                                   ========    ========         ========    ========         ========       ========     =======



   The accompanying notes are an integral part of these financial statements

                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF CASH FLOWS

                         For the years ended December 31




                                                                       2003                 2002
                                                                 -----------------     ----------------

Cash Flows From Operating Activities
Net loss                                                                 $ (7,000)             $     -
Adjustments to reconcile net loss to net
cash used by operating activities                                               -                    -
                                                                 -----------------     ----------------

Total adjustments                                                               -                    -
                                                                 -----------------     ----------------

Net Cash Used in Operating Activities                                      (7,000)                   -
                                                                 -----------------     ----------------

Cash Flows From Investing Activities                                            -                    -
                                                                 -----------------     ----------------

Cash Flows From Financing Activities
Issuance of common stock                                                        -                6,500
                                                                 -----------------     ----------------

Net Cash Provided by Financing Activities                                       -                6,500
                                                                 -----------------     ----------------


NET INCREASE (DECREASE) IN CASH                                            (7,000)               6,500

CASH AT BEGINNING OF YEAR                                                   7,000                  500
                                                                 -----------------     ----------------

CASH AT END OF YEAR                                                      $      -              $ 7,000
                                                                 =================     ================



   The accompanying notes are an integral part of these financial statements

                         CAPITAL VENTURES GROUP I, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Capital Ventures Group I, Inc. (the "Company") was incorporated under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has been inactive. Accordingly, no provision has been made for income taxes.

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Recent Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements which may apply to the Company.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

SFAS No. 146, "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.
                                      F-8

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, but will continue to use the method under APB Opinion No. 25 in accounting for stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

NOTE 3 - SHAREHOLDERS' EQUITY

In December 2002, under a private placement offering of 200,000 shares of common stock, the Company sold 65,000 shares of its common stock for approximately $.010 per share, aggregating proceeds of $6,500. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett, Schwartz & Associates, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003 and March 24, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Peter Goldstein                     41            President/Secretary/Director


BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

PETER J. GOLDSTEIN has been our President, Chief Executive Officer, Chief Financial Officer and Director since inception. He has also been the Chairman of the Board, President, CEO and sole director of Global Business Resources, Inc. since 1996. Mr. Goldstein provides essential professional business consulting services for small to medium sized entrepreneurial companies. Mr. Goldstein was a partner in GreenGold International Corporation from 1998 to 2000, a management consulting firm headquartered in Miami, Florida. GreenGold is a business consulting company specializing in business analysis, strategic planning and corporate re-engineering of small to mid-sized companies. Mr. Goldstein attended the University of Miami from 1996 to 1998 during which time he earned a Masters of Business Administration degree in International Business. Mr. Goldstein is also the sole partner and owner of Goldco Properties Ltd. which is an investment holding company which Mr. Goldstein owns to manage his investments.

Peter Goldstein is also the beneficial owner, through the holdings of his wife, Shelly Goldstein, of a number of companies which may be deemed "shell companies". Through the use of such companies, Mr. Goldstein has assisted some clients of Global Business Resources, Inc. as well as third parties in going public by conducting reverse acquisitions. Mr. Goldstein is also an officer, director and shareholder of a number of inactive companies which may require Mr. Goldstein's active participation in the future. He also has investment holdings in other private and public companies which do not require Mr. Goldstein's active participation.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                              Number of Total Shares             % of Shareholdings
----                              ----------------------             ------------------
Peter Goldstein                   500,000                            88.50%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)



(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $1,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $250for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $2,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               CAPITAL VENTURES GROUP I, INC.

                               By: /s/ Peter Goldstein
                              --------------------------
                                       Peter Goldstein
                                       President, Secretary and Director

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Peter Goldstein                 President, Secretary         March 24, 2004
---------------------               and Director
    Peter Goldstein