Form 10QSB
period 2004-03-31
CAPITAL VENTURES GROUP I INC
filed 2004-05-17
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2004: 565,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.




                         CAPITAL VENTURES GROUP I, INC.
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004



                                TABLE OF CONTENTS














                                                                       Page
Condensed Balance Sheets...............................................2
Condensed Statements of Operations.....................................3
Condensed Statements of Cash Flows.....................................4
Notes to Condensed Financial Statements................................5-6

                         CAPITAL VENTURES GROUP I, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   March 31,              December 31,
                                                                                      2004                    2003
                                                                                  -----------            ------------
                                                                                  (Unaudited)
                                     ASSETS

Cash                                                                                $    --                $    --
                                                                                  -----------            ------------

   TOTAL ASSETS                                                                     $    --                $    --
                                                                                  ===========            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                                                 $    --                $    --
                                                                                  -----------            ------------
   TOTAL LIABILITIES                                                                     --                     --
                                                                                  -----------            ------------

SHAREHOLDERS' EQUITY
Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued              --                     --
Common Stock - $.001 par value; 100,000,000 shares authorized;
 565,000 issued and outstanding                                                         565                    565
Additional paid-in capital                                                            6,435                  6,435
Accumulated deficit                                                                  (7,000)                (7,000)
                                                                                  -----------            ------------

   TOTAL SHAREHOLDERS' EQUITY                                                            --                     --
                                                                                  -----------            ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    --                $    --
                                                                                  ===========            ============

















   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended March 31,
                                                     ---------------------------------
                                                        2004                    2003
                                                     ----------             ----------
                                                     (Unaudited)            (Unaudited)

Revenues                                             $     --               $       --

Expenses                                                   --                       --
                                                     ----------             ----------

NET LOSS                                             $     --               $       --
                                                     ==========             ==========



Net loss per share - basic and diluted               $     --               $       --
                                                     ==========             ==========
Weighted average number of shares
  outstanding - basic and diluted                     565,000                  565,000
                                                     ==========             ==========



























   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                  Preferred Stock             Common Stock
                           10,000,000 shares authorized  100,000,000 shares authorized
                           -----------------------------  --------------------------   Additional
                              Shares       Par Value       Shares       Par Value      Paid-in     Accumulated
                               Issued   $.001 per share    Issued    $.001 per share   Capital       Deficit         Total
                               ------     ----------       -------       -------       -------       --------       --------
BALANCE - DECEMBER 31, 2001       -       $       --       500,000       $   500       $    --       $    --        $   500

  Issuance of common stock        -               --        65,000            65         6,435            --          6,500

  Net loss                        -               --            --            --            --            --             --
                               ------     ----------       -------       -------       -------       --------       --------

BALANCE - DECEMBER 31, 2002       -       $       --       565,000       $   565       $ 6,435       $    --        $ 7,000

  Net Loss                        -               --            --            --            --        (7,000)        (7,000)
                               ------     ----------       -------       -------       -------       --------       --------


BALANCE - DECEMBER 31, 2003       -       $       --       565,000       $   565       $ 6,435       $(7,000)       $    --

  Net loss                        -               --            --            --            --            --             --
                               ------     ----------       -------       -------       -------       --------       --------

BALANCE - MARCH 31, 2004          -       $       --       565,000       $   565       $ 6,435       $(7,000)       $    --
                               ------     ----------       -------       -------       -------       --------       --------





   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                  Three Months Ended March 31,
                                                               -----------------------------------
                                                                  2004                   2003
                                                               -----------            ------------
                                                               (Unaudited)              (Unaudited)
  Cash Flows from Operating Activities
     Net loss                                                  $         -            $          -
                                                               -----------            ------------
   Net cash flows used by operating activities                           -                       -
                                                               -----------            ------------

  Cash Flows from Investing Activities
   Net cash used by investing activities
                                                                         -                       -
                                                               -----------            ------------

  Cash Flows from Financing Activities
   Net cash used by financing activities
                                                                         -                       -
                                                               -----------            ------------

  Change in Cash                                                         -                       -
  Cash - Beginning of period                                             -                       -
                                                               -----------            ------------
  Cash - Ending of period                                      $         -            $          -
                                                               ===========            ============










   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              As of March 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated in Florida on December 17, 1999 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Use of Estimates
----------------

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share
------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

                         CAPITAL VENTURES GROUP I, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              As of March 31, 2004


NOTE 3 - INCOME TAXES

At March 31, 2004, there are no items that give rise to deferred income taxes.

NOTE 3 - COMMON STOCK

In December 2002, the Company began a private placement offering of 200,000 shares of its common stock at $.10 per share. As of March 31, 2004, there were 65,000 shares sold at $.10 per share. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending March 31, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           CAPITAL VENTURES GROUP I, INC.
                                           Registrant


Date: May 17, 2004                         By: /s/ Peter Goldstein
                                           -------------------------
                                           Peter Goldstein
                                           President