Form 10QSB
period 2004-06-30
CAPITAL VENTURES GROUP I INC
filed 2004-08-11
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2004: 565,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.




                         CAPITAL VENTURES GROUP I, INC.
                         CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2004



                                TABLE OF CONTENTS














                                                                       Page
Condensed Balance Sheets...............................................2
Condensed Statements of Operations.....................................3
Statements of Changes in Shareholders' Equity .........................4
Condensed Statements of Cash Flows.....................................5
Notes to Condensed Financial Statements................................6-7



                                               CAPITAL VENTURES GROUP I, INC.

                                                  CONDENSED BALANCE SHEETS



                                                                                          June 30,          December 31,
                                                                                            2004                2003
                                                                                      ------------------  -----------------
                                                                                         (Unaudited)
                                                          ASSETS

Cash                                                                                     $            -      $           -
                                                                                      ------------------  -----------------

TOTAL ASSETS                                                                             $            -      $           -
                                                                                      ==================  =================


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                                                      $            -      $           -
                                                                                      ------------------  -----------------

     TOTAL LIABILITIES                                                                                -                  -
                                                                                      ------------------  -----------------

SHAREHOLDERS' EQUITY
Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued                           -                  -
Common stock - $.001 par value; 100,000,000 shares authorized;
   565,000 issued and outstanding                                                                   565                565
Additional paid-in capital                                                                        6,435              6,435
Accumulated deficit                                                                              (7,000)            (7,000)
                                                                                      ------------------  -----------------

     TOTAL SHAREHOLDERS' EQUITY                                                                       -                  -
                                                                                      ------------------  -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $            -      $           -
                                                                                      ==================  =================




                            The accompanying notes are an integral part of these financial statements.





                                               CAPITAL VENTURES GROUP I, INC.

                                            CONDENSED STATEMENTS OF OPERATIONS


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                   -------------------------------------------------------------------------
                                                       2004               2003                 2004               2003
                                                   --------------     --------------       --------------     --------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

Revenues                                              $        -         $        -           $        -         $        -

Expenses                                                       -                  -                    -              7,000
                                                   --------------     --------------       --------------     --------------

   NET LOSS                                           $        -         $        -           $        -             (7,000)
                                                   ==============     ==============       ==============     ==============



Net loss per share - basic and diluted                $        -         $        -           $        -         $    (0.01)
                                                   ==============     ==============       ==============     ==============

Weighted average number of shares
   outstanding - basic and diluted                       565,000            565,000              565,000            565,000
                                                   ==============     ==============       ==============     ==============



                            The accompanying notes are an integral part of these financial statements.

                                                                  3


                                                  CAPITAL VENTURES GROUP I, INC.

                                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                       Preferred Stock               Common Stock
                                 10,000,000 shares authorized   100,000,000 shares authorized
                                ------------------------------ ------------------------------ Additional
                                Shares        Par Value         Shares       Par Value        Paid-in      Accumulated
                                Issued     $.001 per share      Issued     $.001 per share    Capital        Deficit        Total
                               ---------      ----------        -------        -------        -------        -------       -------

BALANCE - DECEMBER 31, 2001         --        $       --        500,000        $   500        $    --        $    --       $   500

    Issuance of common stock        --                --         65,000             65          6,435             --         6,500

    Net loss                        --                --             --             --             --             --            --
                               ---------      ----------        -------        -------        -------        -------       -------

BALANCE - DECEMBER 31, 2002         --        $       --        565,000        $   565        $ 6,435        $    --       $ 7,000

    Net Loss                        --                --             --             --             --         (7,000)       (7,000)
                               ---------      ----------        -------        -------        -------        -------       -------

BALANCE - DECEMBER 31, 2003         --        $       --        565,000        $   565        $ 6,435        $(7,000)      $    --

    Net Loss                        --                --             --             --             --             --            --
                               ---------      ----------        -------        -------        -------        -------       -------

BALANCE - JUNE 30, 2004             --        $       --        565,000        $   565        $ 6,435        $(7,000)      $    --
                               =========      ==========        =======        =======        =======        =======       =======




                            The accompanying notes are an integral part of these financial statements.






                         CAPITAL VENTURES GROUP I, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended June 30,
                                                                        ---------------------------------------
                                                                              2004                  2003
                                                                        -----------------      ----------------
                                                                           (Unaudited)           (Unaudited)


Cash Flows from Operating Activities
   Net loss                                                                $           -          $     (7,000)
                                                                        -----------------      ----------------

   Net cash flows used by operating activities                                         -                (7,000)
                                                                        -----------------      ----------------

Cash Flows from Investing Activities
   Net cash used by investing activities                                               -                     -
                                                                        -----------------      ----------------

Cash Flows from Financing Activities
   Net cash used by financing activities                                               -                     -
                                                                        -----------------      ----------------

Net increase (decrease) in cash                                                        -                (7,000)
Cash - Beginning of period                                                 $           -          $      7,000
                                                                        -----------------      ----------------
Cash - End of period                                                       $           -          $          -
                                                                        =================      ================





                            The accompanying notes are an integral part of these financial statements.



                         CAPITAL VENTURES GROUP I, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2004



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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

                         CAPITAL VENTURES GROUP I, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2004



NOTE 3 - INCOME TAXES

At June 30, 2004, there are no items that give rise to deferred income taxes.

NOTE 4 - COMMON STOCK

In December 2002, the Company began a private placement offering of 200,000 shares of its common stock at $.10 per share. As of June 30, 2004, there were 65,000 shares sold at $.10 per share. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           CAPITAL VENTURES GROUP I, INC.
                                           Registrant


Date: August 10, 2004                      By: /s/ Peter Goldstein
                                           -------------------------
                                           Peter Goldstein
                                           President