Form 10KSB
period 2004-12-31
CAPITAL VENTURES GROUP I INC
filed 2005-02-02
CIK 1213788

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

                              For Fiscal Year Ended
                                December 31, 2004

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 1, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of February 1, 2005 is: 565,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 1, 2005, there are thirty six shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

On December 17, 2004, we entered into a letter of intent with a Florida corporation to purchase all of the issued and outstanding common stock of the corporation in consideration for shares of our common stock being issued to the corporation's shareholders. Pursuant to the terms of the letter of intent this transaction was required to close no later than January 30, 2005. This transaction did not close within this time period, and we are currently have no agreements with the corporation in place although we intend to attempt to renegotiate the terms of this transaction.

Results of Operation
--------------------

We did not have any operating income from inception through December 31, 2004. For the year ended December 31, 2004, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                         CAPITAL VENTURES GROUP I, INC.


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


                                Table of Contents


Report of Independent Certified Public Accountants.................................      F - 2

Balance Sheet .....................................................................      F - 3

Statements of Operations ..........................................................      F - 4

Statements of Changes in Shareholders' Equity......................................      F - 5

Statements of Cash Flows ..........................................................      F - 6

Notes to Financial Statements......................................................      F - 7 -10


             Report of Independent Registered Public Accounting Firm



To The Shareholders and Board of Directors of Capital Ventures Group I, Inc.

     We have audited the accompanying balance sheet of Capital Ventures Group I, Inc. (a Florida corporation) as of December 31, 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Ventures Group I, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Jewett, Schwartz, & Associates

Hollywood, FL
February 1, 2005


                         CAPITAL VENTURES GROUP I, INC.

                                  BALANCE SHEET



                                                                                        December 31,
                                                                                            2004
                                                                                     --------------------

                                       ASSETS

Cash                                                                                      $    --
                                                                                          -------

TOTAL ASSETS                                                                              $    --
                                                                                          =======


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                                                       $    --
                                                                                          -------
     TOTAL LIABILITIES                                                                         --
                                                                                          -------

SHAREHOLDERS' EQUITY
Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued                    --
Common Stock - $.001 par value; 100,000,000 shares authorized;
  565,000 issued and outstanding                                                              565
Additional paid-in capital                                                                  6,435
Accumulated deficit                                                                        (7,000)
                                                                                          -------

     TOTAL SHAREHOLDERS' EQUITY                                                                --
                                                                                          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $    --
                                                                                          =======



   The accompanying notes are an integral part of these financial statements.


                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF OPERATIONS


                                                        Year ended December 31,
                                               ----------------------------------------
                                                     2004                   2003
                                               -----------------     ------------------


Revenues                                             $    --               $      --

Expenses                                                  --                   7,000
                                                     -------               ---------

NET LOSS                                             $    --               $  (7,000)
                                                     =======               =========



Net loss per share - basic and diluted               $    --               $   (0.01)
                                                     =======               =========

Weighted average number of shares
outstanding - basic and diluted                      565,000                 565,000
                                                     =======               =========


   The accompanying notes are an integral part of these financial statements.


                         CAPITAL VENTURES GROUP I, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                          Preferred Stock                Common Stock
                                    10,000,000 shares authorized  100,000,000 shares authorized
                                    ---------------------------- ------------------------------ Additional
                                      Shares     Par Value       Shares     Par Value           Paid-in     Accumulated
                                      Issued  $.001 per share    Issued  $.001 per share        Capital       Deficit       Total
                                     --------    --------       --------    --------            --------     --------     --------

BALANCE - DECEMBER 31, 2002                --    $     --        565,000    $    565            $  6,435     $     --     $  7,000

           Net loss                        --          --             --          --                  --           --           --
                                     --------    --------       --------    --------            --------     --------     --------

BALANCE - DECEMBER 31, 2003                --    $     --        565,000    $    565            $  6,435     $     --     $  7,000

           Net Loss                        --          --             --          --                  --       (7,000)      (7,000)
                                     --------    --------       --------    --------            --------     --------     --------

BALANCE - DECEMBER 31, 2004                --    $     --        565,000    $    565            $  6,435     $ (7,000)    $     --
                                     ========    ========       ========    ========            ========     ========     ========



   The accompanying notes are an integral part of these financial statements.


                         CAPITAL VENTURES GROUP I, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                       ---------------------------------------------
                                                                             2004                     2003
                                                                       -----------------      ----------------------


Cash Flows from Operating Activities
   Net loss                                                              $            -           $          (7,000)
                                                                       -----------------      ----------------------

   Net cash used by operating activities                                              -                      (7,000)
                                                                       -----------------      ----------------------

Cash Flows from Investing Activities
   Net cash used by investing activities                                              -                           -
                                                                       -----------------      ----------------------

Cash Flows from Financing Activities
   Net cash used by financing activities                                              -                           -
                                                                       -----------------      ----------------------

Change in Cash                                                                        -                      (7,000)
Cash - Beginning of year                                                 $            -           $           7,000
                                                                       -----------------      ----------------------
Cash - End of year                                                       $            -           $               -
                                                                       =================      ======================




   The accompanying notes are an integral part of these financial statements.

                         CAPITAL VENTURES GROUP I, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Capital Ventures Group I, Inc. (the "Company") was incorporated under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date other than issuing shares to its original shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition
-------------------

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Use of Estimates
----------------

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

                         CAPITAL VENTURES GROUP I, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Income Taxes
------------

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

Loss Per Share
--------------

The Company computed basic and diluted loss per share amounts for December 31, 2004 and 2003 pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Stock-Based Compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure,' which allows entities to provide pr forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

                         CAPITAL VENTURES GROUP I, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Recent Authoritative Pronouncements
-----------------------------------

In May 2003, the FASB issued Statement No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement establishes standards for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of Statement No. 149 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation represents an interpretation of Accounting Research Bulletin No. 51. The accounting research bulletin requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. Financial statement interpretation No. 46 gives guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. This interpretation is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15,

                         CAPITAL VENTURES GROUP I, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On December 17, 2004 the president of the Company signed a letter of intent to purchase all of the issued and outstanding stock of a Florida corporation, which is subject to the terms of a definitive merger agreement between the two parties. Under the terms of the agreement the shareholders of the Company will keep their 565,000 shares of common stock and the number of authorized common and preferred stock will remain the same. The negotiation and terms of the Agreement will remain confidential unless either party decides to make this information public. In addition, each party will perform a due diligence inquiry on the other party before the closing date of the transaction. Included in the letter of intent is a covenant of exclusivity, which states that if the Company receives a proposal from a third party concerning an acquisition it will provide the Florida corporation with a written notice of such inquiries or proposals. In exchange for this covenant, the Florida corporation shall pay a sum of $25,000 to the Company. The letter of intent is effective until January 30, 2005 and does not serve to legally obligate the parties to enter into the definitive agreement.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and February 1, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

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

(1)  Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

Dated: February 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                        DATE
----                            -----                        ----

/s/ Peter Goldstein             President, Secretary         February 1, 2005
---------------------           and Director
    Peter Goldstein