Form 10QSB
period 2005-03-31
CAPITAL VENTURES GROUP I INC
filed 2005-05-16
CIK 1213788

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50214

CAPITAL VENTURES GROUP I, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0968839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22154 Martella Avenue, Boca Raton, Florida 33433

(Address of Principal Executive Offices)

561-981-8210

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005: 565,000 shares of common stock.

CAPITAL VENTURES GROUP I, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

CAPITAL VENTURES GROUP I, INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2004

TABLE OF CONTENTS

Page
Condensed Balance Sheets	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Financial Statements	5-6

CAPITAL VENTURES GROUP I, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities	$ -	$ -
TOTAL LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock- $.001 par value; 10,000,000 shares authorized, none issued	-	-
Common Stock - $.001 par value; 100,000,000 shares authorized;
565,000 issued and outstanding	565	565
Additional paid-in capital	6,435	6,435
Accumulated deficit	(7,000)	(7,000)

TOTAL SHAREHOLDERS’ EQUITY	-	-

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CAPITAL VENTURES GROUP I, INC.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$ -	$ -

Expenses	-	-

NET LOSS	$ -	$ -

Net loss per share - basic and diluted	$ -	$ -

Weighted average number of shares
outstanding - basic and diluted	565,000	565,000

The accompanying notes are an integral part of these financial statements.

CAPITAL VENTURES GROUP I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$ -	$ -
Net cash flows used by operating activities	-	-

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Change in Cash	-	-
Cash - Beginning of period	$ -	$ -
Cash - Ending of period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CAPITAL VENTURES GROUP I, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Florida on December 17, 1999 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

CAPITAL VENTURES GROUP I, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 3 - INCOME TAXES

At March 31, 2005, there are no items that give rise to deferred income taxes.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On December 17, 2004 the president of the Company signed a letter of intent to purchase all of the issued and outstanding stock of YB Holdings, Inc., which is subject to the terms of a definitive merger agreement between the two parties. Under the terms of the agreement the shareholders of the Company will keep their 565,000 shares of common stock and the number of authorized common and preferred stock will remain the same. The negotiation and terms of the Agreement will remain confidential unless either party decides to make this information public. In addition, each party will perform a due diligence inquiry on the other party before the closing date of the transaction. Included in the letter of intent is a covenant of exclusivity, which states that if the Company receives a proposal from a third party concerning an acquisition it will provide YB Holdings, Inc. with a written notice of such inquiries or proposals. In exchange for this covenant, YB Holdings, Inc. shall pay a sum of $25,000 to the Company. The letter of intent was effective until January 30, 2005 and does not serve to legally obligate the parties to enter into the definitive agreement. As of March 31, 2005 the letter of intent has expired.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Peter Goldstein. Peter Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company’s existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Peter Goldstein to fund required 1934 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company’s directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Company has entered into a letter of intent with YB Holdings, Inc. to enter into a definitive agreement for the acquisition by the Company of YB Holdings. Although the time has expired under the terms of the letter of intent both parties are currently negotiating to finalize the acquisition.

Critical Accounting Policies

Capital Ventures’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Capital Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Capital Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending March 31, 2005,covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

CAPITAL VENTURES GROUP I, INC.
Registrant

Date: May 16, 2005	By: /s/ Peter Goldstein
Peter Goldstein
President