Form 10QSB
period 2005-06-30
BIOTEX HOLDINGS, INC.
filed 2005-08-22
CIK 1213788

  U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50214

BIOTEX HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0968839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Cypress Creek Road

Fort Lauderdale, Florida 33309

(Address of Principal Executive Offices)

954-776-6600

(Issuer’s telephone number)

Capital Ventures Group I, Inc.

22154 Martella Avenue, Boca Raton, Florida 33433

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2005: 12,837,200 shares of common stock.

BIOTEX HOLDINGS, INC.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

BIOTEX CORPORATION

CONDENSED FINANCIAL STATEMENTS

June 30, 2005

TABLE OF CONTENTS

Page
Condensed Balance Sheet	2
Condensed Statements of Operations	3
Condensed Statements of Cash Flows	4
Notes to Condensed Financial Statements	5-7

BIOTEX CORPORATION
CONDENSED BALANCE SHEETS

		June 30,
		2005
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents		$324,539
Prepaid expenses and other current assets		9,931

Total Current Assets		334,470

Furniture and equipment, net		7,220
Research and development equipment, net		76,964
Note receivable - related party		3,520
Intellectual property		18,750,000

Total Assets		$19,172,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses		$78,765
Note payable - related party		95,000

Total Current Liabilities		173,765

Shareholders’ Equity:
Common stock, $0.0001 par value, 20,000,000
shares authorized, 12,837,200 shares issued and outstanding		1,284
Additional paid-in capital		19,373,716
Accumulated deficit		(376,591)

Total Shareholders’ Equity		18,998,409

Total Liabilities and Shareholders’ Equity	$	$ 19,172,174

The accompanying notes are an integral part of these financial statements.

2

BIOTEX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

NET SALES	$-	$-

Cost of goods sold	479	-

GROSS PROFIT	(479)	-

Operating Expenses
General and administrative expenses	59,458	-
Depreciation and amortization	4,550	-
Research and development	20,000	-
Management and consulting fees	178,120
Professional fees	26,921	-

Total operating expenses	289,049	-

Other Income/Expense
Other income	303
Other expense	40

LOSS BEFORE PROVISION FOR INCOME TAXES	(289,265)	-

Provision for income taxes	-	-

Net Loss	$(289,265)	$-

Net loss per share - basic and diluted	$(0.023)	$-

Weighted average number of common
shares outstanding - basic and diluted	12,840,800	-

The accompanying notes are an integral part of these financial statements.

3

BIOTEX CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(289,265)	$-
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,550	-
Changes in current assets and liabilities:
Prepaid expenses	(4,931)	-
Furniture and fixtures	(9,895)	-
Research and development, equipment	(78,839)	-
Note receivable - related party	(3,520)	-
Accounts payable and accrued expenses	78,765	-

Net Cash Provided by (Used in) Operating Activities	(303,135)	-

Cash Flows from Investing Activities:
	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party loans	-	2,000
Repayment of related party loans	(5,000)	-
Issuance of common stock	623,000	(2,000)

Net cash provided by Financing Activities	618,000	-

Net Decrease in Cash and Cash Equivalents	314,865	-

Cash and Cash Equivalents - Beginning of Period	$9,674	$-

Cash and Cash Equivalents - End of Period	$324,539	$-

Supplemental disclosure of cash flow information:

Noncash Investing and Financing Activities
Issuance of common stock for intellectual property	$18,750,000	$-

The accompanying notes are an integral part of these financial statements.

4

BIOTEX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BioTex Corporation (f/k/a YB Holdings, Inc.) (the "Company") established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions for varied applications or in further processes.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

BIOTEX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentations.

NOTE 3 - INCOME TAXES

At June 30, 2005, there are no items that give rise to deferred income taxes.

NOTE 4 – INTELLECTUAL PROPERTY

During May 2005, the Company entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, the Company has agreed to pay the issuance of 500,000 shares of YB common stock and an option for the purchase of 300,000 additional shares of YB common stock, exercisable at a price of $5.00 per share. The Company also agreed to share a certain percentage of profits derived from sales.

BIOTEX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

During May 2005, the Company entered into an agreement with Mastercraft Corporation Limited, a private company organized and in good standing pursuant to the laws of the United Kingdom whereby the Company has been assigned all the machinery, processes, hardware, software, systems, subsystems, and components embodied in or relating to molecular separation technology (“MST”) and any future model or generation. In exchange for the aforementioned assignment, the Company has agreed to pay the following:

•	The sum of $1,000,000, which will be held in escrow until after the technology transfer has been completed,
•

The in-kind sum of $16,250,000, payable by issuance of 6,500,000 shares of common stock in the Company or its successor, valued at $2.50 per share. Such shares will be held in escrow until after the technology transfer has been completed, and

•

The performance-based sum of $8,000,000, payable over an unspecified number of periods. Payments will be 15% of the net profits derived from the licensing, leasing, rental, and use of products embodying the molecular separation technology in each calendar quarter, and are payable 30 days after the end of each calendar quarter.

NOTE 5 – SUBSEQUENT EVENTS

During August 2005, the Company formed a majority-owned venture, BTX Citrus Belize, Ltd. (hereinafter known as "BTXC"), with Citrus Products Of Belize Ltd. ("CPBL"), comprised of the Company's capital funding and citrus peel processing equipment. CPBL is providing the land, free citrus peel for 10 years and is placing $700,000 in an escrow account for a period of no longer than four months. As a result of this transaction, BioTex Corp. ("BIOTEX") will have a 65% ownership interest. The remaining 35% shall be owned by Citrus Products Of Belize Ltd. ("CPBL").

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

The Company was incorporated on December 17, 1999, under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We had been in the developmental stage since inception and had no operations to date other than issuing shares to our original shareholders. The business plan of the Company was to locate and negotiate with a business entity for the combination of that target company with us with the combination normally in the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

The Company has successfully located and negotiated an agreement to acquire all of the shares of YB Holdings, Inc. which is a Florida corporation which was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes. On June 9, 2005, the Company completed a Stock Purchase Agreement and Share Exchange with YB Holdings, Inc. pursuant to which the Company purchased all of the outstanding shares of YB Holdings for a total of 12,272,200 shares of the Company’s common stock. Pursuant to the Agreement, YB Holdings became a wholly owned subsidiary of the Company and the Company changed its named to BioTex Holdings, Inc.

In May 2005, YB Holdings entered into an agreement with an individual who is the sole inventor of and holds all the rights, title, and interest in a pending patent for citrus separation technology, whereby the Company has been assigned the pending patent and the right to make and have made and to use, offer to sell, sell, license, rent, and distribute products embodying the citrus separation technology and improvements to such technology throughout the entire world. In exchange for the aforementioned pending patent, YB Holdings has agreed to the issuance of 500,000 shares of YB common stock and an option for the purchase of 300,000 additional shares of YB common stock, exercisable at a price of $5.00 per share. YB Holdings also agreed to share a certain percentage of profits derived from sales.

During May 2005, YB Holdings entered into an agreement with Mastercraft Corporation Limited, a private company organized and in good standing pursuant to the laws of the United Kingdom whereby YB Holdings has been assigned all the machinery, processes, hardware, software, systems, subsystems, and components embodied in or relating to molecular separation technology (“MST”) and any future model or generation. In exchange for the aforementioned assignment, the Company has agreed to pay the following:

•	The sum of $1,000,000 (US), which will be held in escrow until after the technology transfer has been completed,
•

The in-kind sum of $16,250,000 (US), payable by issuance of 6,500,000 shares of common stock in YB Holdings or its successor, valued at $2.50 (US) per share. Such shares will be held in escrow until after the technology transfer has been completed, and

The performance-based sum of $8,000,000 (US), payable over an unspecified number of periods. Payments will be 15% of the net profits derived from the licensing, leasing, rental, and use of products embodying the molecular separation technology in each calendar quarter, and are payable 30 days after the end of each calendar quarter.

Capital Resources and Liquidity.

As of June 30, 2005, we had $324,539 in cash. Our general and administrative expenses are expected to average $45,000 per month for the next 12 months based upon our projected operating budget. These projected expenses do not include any costs that may be incurred for the building of plants pursuant to the Belize or any other potential agreement. We can currently satisfy 7 months of operations without receiving additional funds from our President or additional investors. During May 2005, prior to the merger, YB Holdings completed the private placement of approximately $600,000 through private sales of its common stock at $1.00 per share.

Our operating activities used cash of $287,157 in the six months ending June 30, 2005. As of June 30, 2005, we had total current assets of $417,496 including cash of $324,539 As of June 30, 2005 our total current liabilities amounted to $177,952. Through the date of the acquisition, all of the costs and expenses incurred by the Company were paid for by its principal shareholder.

Critical Accounting Policies

BioTex’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, BioTex’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on BioTex’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

On June 9, 2005, pursuant to the Stock Purchase Agreement and Share Exchange, the Company issued a total of a total of 12,272,200 shares of the Company’s common stock to the shareholders of YB Holdings in exchange for all of the outstanding shares of YB Holdings. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, YB Holdings had the necessary investment intent as required by Section 4(2) since the YB Holdings shareholders agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a “public offering.”

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005,covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On June 15, 2005, the Company filed an 8K based on a change in control of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOTEX HOLDINGS, INC.
Registrant

Date: August 22, 2005	By: /s/ Scott Silverman
Scott Silverman
President