Form 10QSB
period 2005-09-30
BIOTEX HOLDINGS, INC.
filed 2005-11-14
CIK 1213788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

_____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50214

_____________

BIOTEX HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

_____________

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 12,837,200 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

BIOTEX CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

BIOTEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2005
(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$148,733

Total Current Assets	148,733

Furniture and equipment, net	10,336
Research and development equipment, net	75,089
Intellectual property	18,750,000

Total Assets	$18,984,158

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$61,200

Total Current Liabilities	61,200

Note payable - related party	90,000

Total Liabilities	151,200

Shareholders’ Equity:
Common stock, $0.0001 par value, 20,000,000
shares authorized, 12,837,200 shares issued and outstanding	1,284
Additional paid-in capital	19,373,716
Accumulated deficit	(542,042)

Total Shareholders’ Equity	18,832,958

Total Liabilities and Shareholders’ Equity	$18,984,158

BIOTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

Operating Expenses
General and administrative expenses	77,632	-	142,119	-
Research and development	-	-	20,000	-
Management and consulting fees	50,000		228,120
Professional fees	37,878	-	64,799	-

Total operating expenses	165,510	-	455,038	-

Other income (expense), net	59	-	322	-

LOSS BEFORE PROVISION
FOR INCOME TAXES	(165,451)	-	(454,716)	-

Provision for income taxes	-	-	-	-

NET LOSS	$(165,451)	$-	$(454,716)	$-

Net loss per share - basic and diluted	$(0.013)	$-	$(0.035)	$-

Weighted average number of common
shares outstanding - basic and diluted	12,840,800	565,000	12,840,800	565,000

BIOTEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(454,716)	$-
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,084	-
Changes in current assets and liabilities:
Prepaid expenses	5,000	-
Accounts payable and accrued expenses	61,200	-

Net Cash Provided by (Used in) Operating Activities	(381,432)	-

Cash Flows from Investing Activities:
Purchases of furniture and fixtures	(13,670)	-
Purchases of research and development equipment	(78,839)	-
Net Cash Used in Investing Activities	(92,509)	-

Cash Flows from Financing Activities:
Proceeds from related party loans	-	2,000
Repayment of related party loans	(10,000)	-
Issuance of common stock	623,000	(2,000)

Net cash provided by Financing Activities	613,000	-

Net Decrease in Cash and Cash Equivalents	139,059	-

Cash and Cash Equivalents - Beginning of Period	$9,674	$-

Cash and Cash Equivalents - End of Period	$148,733	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock for intellectual property	$18,750,000	$-

5

BIOTEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 1 – ORGANIZATION

Organization

BioTex Corporation (f/k/a YB Holdings, Inc.) (the “Company”) established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Principals of Consolidation:

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

BIOTEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Beneficial Conversion Feature in Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

BIOTEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three and nine months ended September 30, 2005 and 2004, because all such securities were anti-dilutive.

Reclassifications

Certain amounts in prior year condensed consolidated financial statement shave been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

BIOTEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 4 – JOINT VENTURE

On August 15, 2005, the Company entered into an agreement with the Citrus Products of Belize Limited (“CPBL”). Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant in Belizee for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company.

The parties have agreed that the Net Profits generated by BTXC, minus a working capital reserve to be determined by the BTXC board of directors, shall be distributed on a quarterly basis on the same percentage basis as each party’s equity ownership. For the purpose of this Agreement, Net Profits has been defined as Gross Revenues from the sale of finished products less all associated costs of operation, including, but not limited to, salaries and wages, utilities, commissions, SG&A, royalties and debt service. An additional 20% of the Net Profits will be retained to establish a sinking fund in order to retire the debt incurred in building the plant until such time that the debt is retired.

NOTE 5 – SUBSEQUENT EVENT

During October 2005, the Company issued a one-year 10% Convertible Debenture (“Debenture”) in the principal amount of $90,000, to an officer and director and shareholder in settlement of the note payable to such related party, which was issued for the sole purpose of funding ongoing operations. The principal and accrued interest of the Debenture is convertible upon issuance into shares of common stock, par value $0.001 per share, at a conversion price of $0.25 per share.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

The Company was incorporated on December 17, 1999, under the laws of the State of Florida to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further secondary processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. BioTex has acquired several extraction and separation technologies which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin, ethanol and others. The uses for these fractions are many, either as sellable products on their own, or for further secondary processing. Our mission is to become the premier global biomass processor by utilizing our various processing technologies, and deriving value added products from their use.

On August 15, 2005, the Company entered into an agreement with Citrus Products of Belize, Ltd. (CPBL) Pursuant to the Agreement, the Company and CPBL formed a joint venture named BTX Citrus Belize, Ltd. (“BTXC”) for the purpose of building a plant utilizing BioTex’s proprietary CST process in Belize for waste peel processing. Pursuant to the terms of the Agreement, the Company will own 65% and CPBL will own 35% of the joint venture company. The Company will be responsible for the following pursuant to the agreement: the capital funding, the citrus peel processing equipment, construction of the plant and distribution of the finished product. CPBL shall be responsible for the following pursuant to the agreement: providing the land, free citrus peel for 10 years; day to day management of the BTXC plant, assisting BTXC with the execution of legal documents necessary to affect a lien on the equipment and placing $700,000 in an escrow account for a period of no longer than four months.

In September, 2005, the Company finalized negotiations with Lambeth Groves Fresh Juice Co. (Lambeth) to construct a pilot plant utilizing BioTex’ proprietary CST process at Lambeth’s juice factory in Vero Beach, FL. The plant is to be constructed in the fourth quarter of 2005 in order to demonstrate the Company’s technology. Upon successful demonstration and testing, the Company and Lambeth have agreed to form a joint venture to expand the pilot plant in order to process the peel waste generated by Lambeth’s juicing activities. The details of the joint venture operation will be finalized after the successful construction and testing of the pilot plant.

Capital Resources and Liquidity.

As of September 30, 2005, we had $148,733 in cash. Our general and administrative expenses are expected to average $35,000 per month for the next 12 months based upon our projected operating budget. These projected expenses do not include any costs that may be incurred for the building of plants pursuant to the Belize or any other potential agreement. We can currently satisfy 4 months of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $78,297 during the quarter ending September 30, 2005. As of September 30, 2005, we had total current assets of $148,753 including cash of $148,733. As of September 30, 2005 our total current liabilities amounted to $61200. Through the date of the acquisition, all of the costs and expenses incurred by the Company were paid for by its principal shareholder.

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

Item 2.	Changes in Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On August 23, 2005, the Company filed an 8K pursuant to the execution of an Agreement to form a joint venture with Citrus Products of Belize Limited.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOTEX HOLDINGS, INC.
Registrant

Date: November 14, 2005	By: /s/ Scott Silverman
Scott Silverman
President