Form 10KSB
period 2005-12-31
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50214

BIOTEX HOLDINGS, INC.
(Name of small business issuer in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6103 Aqua Avenue, Suite 704, Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

(305) 868-6866
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒                      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of October 19, 2007: 9,427,200

Transitional Small Business Disclosure Format:    Yes ☐     No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Biotex Holdings, Inc. (previously Capital Ventures Group I, Inc.) was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On June 9, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and YB Holdings, Inc. a Florida corporation, the Company purchased all of the outstanding shares of YB Holdings for a total of 4,462,200 shares of the Company’s common stock. Pursuant to the Agreement, YB Holdings became a wholly owned subsidiary of the Company. The acquisition was approved by the unanimous consent of our Board of Directors on June 9, 2005.  Pursuant to the Agreement, the Company filed an amendment in the State of Florida changing the name of the company to BioTex Holdings, Inc.

YB Holdings was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. YB Holdings has acquired the rights to several extraction and separation technologies along with patents (pending) for certain technologies, which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin and others. The uses for these fractions are many, either as sellable products on their own, or as feed stocks for further downstream processing. Our mission is to become a global biomass processor by utilizing our various processing technologies, and deriving value added products from their use.

On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among BioTex Holdings, Inc. (“Holdings”), BioTex Corp, a Florida corporation and wholly owned subsidiary of Holdings (“Biotex”), and King Capital Holdings, Inc., a Florida corporation (“King Capital”), King Capital purchased all of the outstanding shares of Biotex for a total of 5,027,200 shares of King Capital’s common stock to the Holdings shareholders.

Pursuant to the Agreement, Holdings transferred all of the outstanding shares of BioTex to King Capital for a total of 5,027,200shares of King Capital’s common and BioTex became a wholly owned subsidiary of King Capital. The shareholders of Holdings received the 5,027,200 shares of King Capital on a basis of one share of King Capital for each share of Holdings owned on the Closing Date. Since Holdings had no other assets than Biotex and all of the shares of Biotex were transferred to King Capital, Holdings became a shell company as defined in Rule 12b-2 of the Exchange Act.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

-	the ability to use registered securities to make acquisitions of assets or businesses;

-	increased visibility in the financial community;

-	the facilitation of borrowing from financial institutions;

-	improved trading efficiency;

-	shareholder liquidity;

-	greater ease in subsequently raising capital;

-	compensation of key employees through stock options for which there may be a market valuation;

-	enhanced corporate image;

-	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

-	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-	a foreign company which may wish an initial entry into the United States securities market;

-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-	a company seeking one or more of the other perceived benefits of becoming a public company.

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

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are 131 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On June 9, 2005, we agreed to issue a total of a total of 5,027,200 shares of the Company’s common stock to the shareholders of YB Holdings in exchange for all of the outstanding shares of YB Holdings. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, YB Holdings had the necessary investment intent as required by Section 4(2) since YB Holdings agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operation

On June 9, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and YB Holdings, Inc. a Florida corporation, the Company purchased all of the outstanding shares of YB Holdings for a total of 4,462,200 shares of the Company’s common stock. Pursuant to the Agreement, YB Holdings became a wholly owned subsidiary of the Company. The acquisition was approved by the unanimous consent of our Board of Directors on June 9, 2005.  Pursuant to the Agreement, the Company filed an amendment in the State of Florida changing the name of the company to Biotex Holdings, Inc, and the name of YB Holdings, Inc to BioTex Corporation.

YB Holdings was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. YB Holdings has acquired the rights to several extraction and separation technologies along with patents (pending) for certain technologies, which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin and others. The uses for these fractions are many, either as sellable products on their own, or as feed stocks for further downstream processing. Our mission is to become a global biomass processor by utilizing our various processing technologies, and deriving value added products from their use.

On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among BioTex Holdings, Inc. (“Holdings”), BioTex Corp (f/k/a YB Holdings, Inc), a Florida corporation and wholly owned subsidiary of Holdings (“Biotex”), and King Capital Holdings, Inc., a Florida corporation (“King Capital”), King Capital purchased all of the outstanding shares of Biotex for a total of 5,027,200 shares of King Capital’s common stock to the Holdings shareholders.

Pursuant to the Agreement, Holdings transferred all of the outstanding shares of BioTex to King Capital for a total of 5,027,200 shares of King Capital’s common and BioTex became a wholly owned subsidiary of King Capital. The shareholders of Holdings received the 5,027,200 shares of King Capital on a basis of one share of King Capital for each share of Holdings owned on the Closing Date. Since Holdings had no other assets than Biotex and all of the shares of Biotex were transferred to King Capital, Holdings became a shell company as defined in Rule 12b-2 of the Exchange Act.

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger.

However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Plan of Operations

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

We have entered into an agreement with Scott Silverman to supervise the search for target companies as potential candidates for a business combination. Scott Silverman will pay as his own expenses any costs he incurs in supervising the search for a target company. Scott Silverman has entered and anticipates that he will enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Scott Silverman controls us and therefore has the authority to enter into any agreement binding us. Scott Silverman as our sole officer, director and majority shareholder can authorize any such agreement binding us.

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

Results of Operation

We did not have any operating income from inception through December 31, 2005. For the year ended December 31, 2005, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At December 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after June 30, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)  (SFAS 158) .  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115  (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
FINANCIAL STATEMENTS

For the year ended December 31, 2005

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of Biotex Holdings, Inc.

     We have audited the accompanying balance sheet of Biotex Holdings, Inc. (a Florida corporation) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biotex Holdings, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
September 19, 2007

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
BALANCE SHEET
	Year ended December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$-	-
Total current assets	-	-

Property and equipment, net	-	-

TOTAL ASSETS	$-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued liabilities	$4,250	-

TOTAL CURRENT LIABILITIES	4,250	-

Commitments and contingencies	-	-

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,027,200 shares issued and outstanding	5,027	565
Additional paid in capital	6,435	6,435
Accumulated deficit	(15,712)	(7,000)
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,250)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005		2004

Revenues		$-		$-

Operating expenses:
Stock Compensation		4,462		7,000
Professional fees		4,250		-
Total Operating Expenses		8,712		7,000

Net Loss Before Income Taxes		(8,712)		(7,000)

Benefit for income taxes		-		-

Net loss		$(8,712)		$(7,000)

Net loss per share - basic and diluted	$	nil	$	nil

Weighted average number of shares outstanding during the period - basic and diluted		2,724,267		565,000

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2003	-	$-	565,000	$565	$6,435	$(7,000)	$-

Net loss, 2004	-	-	-	-	-	-	-

BALANCE, DECEMBER 31, 2004	-	$-	565,000	$565	$6,435	$(7,000)	$-

Common stock issued in merger	-	-	4,262,200	4,262		-	4,262

Common stock issued services	-	-	200,000	200	-	-	200

Net loss, 2005	-	-	-	-	-	(8,712)	(8,712)

BALANCE, DECEMBER 31, 2005	-	$-	5,027,200	$5,027	$6,435	$(15,712)	$(4,250)

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,712)	$(7,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and merger	4,462	7,000
Depreciation expense	-	-
Accrued professional fees	4,250	-
Net Cash Used In Operating Activities	-	-

CHANGE IN CASH	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2005
(Audited)

NOTE 1 – ORGANIZATION

Organization

BioTex Holdings, Inc. (f/k/a Capital Ventures Group I, Inc.) (the “Company”) was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

Going Concern

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, “Earning Per Share,” for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2005 and 2004 as all such securities were anti-dilutive.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

FASB Staff Position (FSP) 123(R)-5 was issued on October 10, 2006.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its results of operations and financial condition.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Changes and Error Correction

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

NOTE 4 – EQUITY

On June 9, 2005 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange (the “Agreement”) between Capital Ventures Group I, Inc. (“CV Group”) and YB Holdings, Inc. (“YB Holdings”), a Florida corporation, the CV Group purchased all of the outstanding shares of YB Holdings for a total of 4,462,200 shares of the CV Group’s common stock. Pursuant to the Agreement, YB Holdings became a wholly owned subsidiary of the CV Group.  Pursuant to the Agreement, the CV Group filed an amendment in the State of Florida changing the name of the company to Biotex Holdings, Inc.

On December 30, 2005 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange (the “Agreement”) by and among King Capital Holdings, Inc., a Florida corporation (“King Capital”); BioTex Holdings, Inc(the “Company”) and BioTex Corporation formerly known as YB Holdings, a Florida corporation and wholly owned subsidiary of the Company, King Capital purchased all of the outstanding shares of BioTex Corporation for a total of 5,027,200 shares of King Capital’s common stock, which was issued as a 1 share for 1 share dividend to the Biotex Holdings, Inc. shareholders. Pursuant to the agreement, BioTex Corporation became a wholly owned subsidiary of King Capital.  On December 31, 2005, Biotex Holdings, Inc., the surviving entity, became a public shell corporation.

In December 2005 the Company issued 170,000 shares of common stock valued at $170 to its President in accordance with his employment agreement.

In December 2005 the Company issued 30,000 shares of common stock valued at $30 for legal services.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – EMPLOYMENT AGREEMENT

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005.  Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Scott J. Silverman	38	President, Chief Executive Officer, Chief Financial Officer, Director	June 9, 2005

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below is a brief biography of our sole officer and director:

Scott Silverman was appointed as our President Secretary, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors, as of June 9, 2005. Mr. Silverman brings many years of corporate, operational and financial experience to us. He began his career at Asiel and Company, an investment banking firm in New York, by being selected for the Arbitrage Trader Training Program, where he performed financial analysis and executed trades in marketable securities. Mr. Silverman then joined Fishs Eddy of New York, a chain of retail tabletop and glassware stores, as their Vice President of Operations. While at Fishs Eddy, he reorganized the management of the company, preparing it for a nationwide expansion, sought out capital for that expansion, and executed the first stage of the expansion to the local tri-state area. He was in charge of all aspects of personnel, operational, and financial management for the company. Following his departure, Mr. Silverman formed PTV, LLC, and acquired a distressed chain of retail stores. This company was reorganized and subsequently sold after a successful turnaround. He served as VP of Operations and CFO of ICV, a venture capital and financial management firm in New York where he oversaw day-to-day operations and finance for the firm’s multi-national interests. After serving as an equity trader at Dalton Kent Securities, Mr. Silverman formed Alicanto Group, Ltd, a corporate management and venture capital firm, where he provided consulting services to pre-revenue companies.

The company specialized in providing turn-key operational and managerial back office solutions to small companies. Prior to joining YB Holdings, Mr. Silverman relinquished his day-to-day responsibilities at Alicanto Group, Ltd., and now holds a position on the Board of Directors.

Mr. Silverman earned his BBA degree in Finance from George Washington University’s School of Business and Public Management. He held NASD Series 7, 63 and 55 licenses until their expiration in October, 2005. He was listed in the Who’s Who Guide of Business Leaders Worldwide in 1994 and his company was honored in Entrepreneur Magazine’s list of “Hot 100” fastest growing companies in 1998.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors  have received compensation in the form of common stock  for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We have an employment agreement in effect with our sole officer and director which provides for the in-kind payment of $2,570 in the form of restricted common stock, and which expires on December 31, 2006

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of October 19, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Scott J. Silverman	3,725,000	39.51%
Peter Goldstein	500,000	5.30%
Tanale Revocable Trust	480,000	5.09%
Robert deZanger	583,000	6.18%
Stuart D. Cooper CPA LLC	2,000,000	21.22%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV

ITEM 13.	EXHIBITS

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed on March 20, 2003

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on March 20, 2003

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2005, we were billed approximately $6,500 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

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

BIOTEX HOLDINGS, INC.

By:	/s/Scott J. Silverman
Chief Executive Officer Chief Financial Officer

Dated:	October 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Scott J. Silverman	Chief Executive Officer	October 19, 2007
Scott J. Silverman	Chief Financial Officer, and Director