Form 10QSB
period 2006-03-31
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50214
______________

BIOTEX HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)
______________

FLORIDA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6103 Aqua Avenue, Suite 704, Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

(305) 868-6866
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 19, 2007: 9,427,200 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total Current Assets	-

Property and equipment, net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued liabilities	$5,250

TOTAL CURRENT LIABILITIES	$5,250

Commitments and contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,427,200 shares issued and outstanding	7,427
Additional paid in capital	6,435
Deferred compensation	(1,800)
Accumulated deficit	(17,312)
TOTAL STOCKHOLDERS’ DEFICIT	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Operating expenses:
Stock compensation	600	-
Professional fees	1,000	-
Total Operating Expenses	1,600	-

Net Loss Before Income Taxes	(1,600)	-

Benefit for income taxes	-	-

Net loss	$(1,600)	$-

Net loss per share - basic and diluted	$nil	$nil

Weighted average number of shares outstanding during the period - basic and diluted	7,420,625	565,000

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,600)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	600	-
Accounts payable and accrued expenses	1,000	-
Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by Financing Activities	-	-

CHANGE IN CASH	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

NOTE 1 – ORGANIZATION

Organization

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2006 and 2005 as all such securities were anti-dilutive.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there was no effect upon implementation.

NOTE 4 – EMPLOYMENT AGREEMENT

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service. During the three months ended March 31, 2006 the Company amortized $600 of deferred compensation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

YB Holdings was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. YB Holdings has acquired the rights to several extraction and separation technologies along with patents (pending) for certain technologies, which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin and others. The uses for these fractions are many, either as sellable products on their own, or as feed stocks for further downstream processing. Our mission is to become a global biomass processor by utilizing our various processing technologies, and deriving value added products from their use. In June 2005, YB Holdings filed an amendment in the State of Florida changing thename of the company to BioTex Corp.

On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among BioTex Holdings, Inc. (“Holdings”), BioTex Corp (f/k/a YB Holdings), a Florida corporation and wholly owned subsidiary of Holdings (“BioTex”), and King Capital Holdings, Inc., a Florida corporation (“King Capital”), King Capital purchased all of the outstanding shares of BioTex for a total of 5,027,200 shares of King Capital’s common stock to the Holdings shareholders.

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

Plan of Operations

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. either our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

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

We have entered into an agreement with Scott Silverman to supervise the search for target companies as potential candidates for a business combination. Scott Silverman will pay as his own expenses any costs he incurs in supervising the search for a target company. Scott Silverman has entered and anticipates that he will enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Scott Silverman controls us and therefore has the authority to enter into any agreement binding us. Scott Silverman, as our sole officer, director and majority shareholder can authorize any such agreement binding us.

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

Results of Operation

We did not have any operating income from inception through March 31, 2006. For the quarter ended March 31, 2006, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At March 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title
	31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOTEX HOLDINGS, INC.

By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Executive Officer Chief Financial Officer

Dated:	October 19, 2007