Form 10QSB
period 2006-06-30
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
BALANCE SHEET

June 30, 2006
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total Current Assets	-

Property and equipment, net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued liabilities	$6,250

TOTAL CURRENT LIABILITIES	$6,250

Commitments and contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,427,200 shares issued and outstanding	7,427
Additional paid in capital	6,435
Deferred compensation	(1,200)
Accumulated deficit	(18,912)
TOTAL STOCKHOLDERS’ DEFICIT	(6,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	-	$-

Cost of goods sold	-	-	-	-

Gross Pofit	-	-	-	-

Operating expenses:
Stock Compensation	600	-	1,200	-
Professional fees	1,000		2,000	-
Total Operating Expenses	1,600	-	3,200	-

Other Income/Expense:
Other income				-
Other expense				-

Net Loss Before Income Taxes	(1,600)	-	(3,200)	-

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(1,600)	$-	(3,200)	$-

Net loss per share - basic and diluted	$nil	nil	nil	nil

Weighted average number of shares outstanding during the period - basic and diluted	7,420,625	565,000	7,420,625	565,000

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,200)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,200	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	2,000	-
Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

CHANGE IN CASH	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

NOTE 1 – ORGANIZATION

Organization

Biotex Holdings, Inc. (previously Capital Ventures Group I, Inc.) was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions

Going Concern

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the six months ended June 30, 2006 and 2005 as all such securities were anti-dilutive.

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

NOTE 4 – EMPLOYMENT AGREEMENT

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service. During the three months and six months ended June 30, 2006 the Company amortized $600 and $1,200 of deferred compensation.

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

Results of Operation

We did not have any operating income from inception through June 30, 2006. For the quarter ended June 30, 2006, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At June 30, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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