Form 10QSB
period 2006-09-30
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total Current Assets	-

Property and equipment, net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued liabilities	$7,250

TOTAL CURRENT LIABILITIES	$7,250

Commitments and contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,427,200 shares issued and outstanding	7,427
Additional paid in capital	6,435
Deferred compensation	(600)
Accumulated deficit	(20,512)
TOTAL STOCKHOLDERS’ DEFICIT	(7,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	-	$-

Operating expenses:
Stock Compensation	600	-	1,800	-
Professional fees	1,000	-	3,000	-
Total Operating Expenses	1,600	-	4,800	-

Other Income/Expense:
Other income (expense), net	-	-	-	-

Net Loss Before Income Taxes	(4,800)	-	(4,800)	-

Benefit for income taxes	-	-	-	-

Net loss	$(4,800)	$-	(4,800)	$-

Net loss per share - basic and diluted	$nil	nil	nil	nil

Weighted average number of shares outstanding during the period - basic and diluted	7,427,200	565,000	7,427,200	565,000

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,800)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,800	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	3,000	-
Net Cash Used In Operating Activities	0	-

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:

CHANGE IN CASH	0	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three and nine months ended September 30, 2006 and 2005 as all such securities were anti-dilutive.

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

NOTE 4 – EMPLOYMENT AGREEMENT

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service. During the three and nine months ended September 30, 2006 the Company amortized $600 and $1,800 of deferred compensation.

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

YB Holdings was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes. Many of these waste streams have traditionally been disposed of either by dumping into landfills or by burning. YB Holdings has acquired the rights to several extraction and separation technologies along with patents (pending) for certain technologies, which can process this waste to derive value added products, such as cellulose, fiber, protein, hemicellulose, lignin and others. The uses for these fractions are many, either as sellable products on their own, or as feed stocks for further downstream processing. Our mission is to become a global biomass processor by utilizing our various processing technologies, and deriving value added products from their use. In June 2005, YB Holdings filed an amendment in the State of Florida changing the name of the company to BioTex Corp.

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

Results of Operation

We did not have any operating income from inception through September 30, 2006. For the quarter ended September 30, 2006, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At September 30, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 30, 2006.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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