Form 10KSB
period 2006-12-31
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☒                      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

We did not have any operating income from inception through December 31, 2006. For the year ended December 31, 2006, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At December 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

For the year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of Biotex Holdings, Inc.

     We have audited the accompanying balance sheet of Biotex Holdings, Inc. (a Florida corporation) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biotex Holdings, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
September 19, 2007

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
BALANCE SHEET
	Year ended December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$-	-
Total Current Assets	-	-

Property and equipment, net	-	-

TOTAL ASSETS	$-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	250	-
Accrued liabilities	$11,500	4,250

TOTAL CURRENT LIABILITIES	11,750	4,250

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,427,200 shares issued and outstanding	7,427	5,027
Additional paid in capital	6,435	6,435
Accumulated deficit	(25,612)	(15,712)
TOTAL STOCKHOLDERS’ DEFICIT	(11,750)	(4,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006		2005

Revenues		$-		$-

Operating expenses:
Stock compensation		2,400		4,462
General and administrative expenses		250		-
Professional fees		7,250		4,250
Total Operating Expenses		9,900		8,712

Net Loss Before Income Taxes		(9,900)		(8,712)

Benefit for income taxes		-		-

Net loss		$(9,900)		$(8,712)

Net loss per share - basic and diluted
	$	nil	$	nil

Weighted average number of shares outstanding during the period - basic and diluted		7,420,625		2,724,267

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2004	-	$-	565,000	$565	$6,435	$(7,000)	$-

Common stock issued in merger	-	-	4,262,200	4,262	-	-	4,262

Common stock issued for services rendered	-	-	200,000	200	-	-	200

Net loss, 2005	-	-	-	-	-	(8,712)	(8,712)
BALANCE, DECEMBER 31, 2005	-	$-	5,027,200	$5,027	$6,435	$(15,712)	$(4,250)

Common stock issued services	-	-	2,400,000	2,400	-	-	2,400

Net loss, 2006	-	-	-	-	-	(9,900)	(9,900)

BALANCE, DECEMBER 31, 2006	-	$-	7,427,200	$7,427	$6,435	$(25,612)	$(11,750)

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
(F/K/A CAPITAL VENTURES GROUP I, INC.)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,900)	$(8,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and merger	2,400	4,462
Depreciation expense	-	-
Accrued professional fees and filing fees	7,500	4,250
Net Cash Used In Operating Activities	-	-

CHANGE IN CASH	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2006
(Audited)

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

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2006 and 2005, as all such securities were anti-dilutive.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there was be no effect upon implementation.

FASB Staff Position (FSP) FAS 123(R)-5 was issued on October 10, 2006.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its results of operations and financial condition.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Changes and Error Correction

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition

Fair Value Measurements

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

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

NOTE 4 – EMPLOYMENT AGREEMENT

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service. During the year ended December 31, 2006 the Company amortized $2,400 of deferred compensation.

 On June 30, 2006, pursuant to Paragraph 2 of his Employment Agreement with the Company dated December 30, 2005, Scott J. Silverman, the President and CEO, notified the Company of his intention to renew his Employment Agreement as of the date of its expiration, December 31, 2006.  In addition, Mr. Silverman elected to modify Paragraph 3 to reflect that his annual salary for the additional term, January 1, 2007 through December 31, 2007, shall be $1.00.  On June 30, 2006, the Company and Mr. Silverman entered into an employment agreement for the period January 1, 2007 through December 31, 2007 reflecting the above mentioned change.  The existing employment agreement for the period ending December 31, 2006 remained in full effect until its expiration on December 31, 2006.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006.  Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2006.

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

Employment Agreements

We have an employment agreement in effect with our sole officer and director which provides for the in-kind payment of $2,400 in the form of restricted common stock, and which expired on December 31, 2006.

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

Audit Fees

For the Company's fiscal year ended December 31, 2006 and 2005, we were billed approximately $6,500 and $6,500, respectively, for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

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