Form 10QSB
period 2007-06-30
BIOTEX HOLDINGS, INC.
filed 2007-10-22
CIK 1213788

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Information

BIOTEX HOLDINGS, INC.
BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total current assets	-

Property and equipment, net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$250
Accrued liabilities	14,500

TOTAL CURRENT LIABILITIES	14,750

Commitments and contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,427,200 shares issued and outstanding	9,427
Additional paid in capital	6,435
Accumulated deficit	(30,612)
TOTAL STOCKHOLDERS’ DEFICIT	(14,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are part of an integral part of theses financial statements.

BIOTEX HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Stock compensation	-	600	2,000	1,200
Professional fees	1,500	1,000	3,000	2,000
Total operating expenses	1,500	1,600	5,000	3,200

Other Income/Expense:
Other income (expense), net	-	-	-	-

Net loss before income taxes	(1,500)	(1,600)	(5,000)	(3,200)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(1,500)	$(1,600)	$(5,000)	$(3,200)

Net loss per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding during the period - basic and diluted	9,474,925	7,474,925	8,746,212	7,474,925

The accompanying notes are part of an integral part of theses financial statements.

BIOTEX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,000)	$(3,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,000	1,200
Changes in current assets and liabilities:
Accounts payable and accrued expenses	3,000	2,000
Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution from related party	-	-
Issuance of common stock	-	-
Net Cash Provided by Financing Activities	-	-

CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are part of an integral part of theses financial statements.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Results of Operation

We did not have any operating income from inception through June 30, 2007. For the quarter ended June 30, 2007, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At June 30, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after June 30, 2007.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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