Form 10QSB
period 2007-09-30
BIOTEX HOLDINGS, INC.
filed 2007-10-23
CIK 1213788

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50214
______________

Chaolei Marketing and Finance Company
(Exact name of small business issuer as specified in its charter)
______________

FLORIDA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 NE 94th Street, Miami Shores, FL	33138
(Address of principal executive offices)	(Zip Code)

(305) 758-3738
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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Information

BIOTEX HOLDINGS, INC.
BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-
Total current assets	-

Property and equipment, net	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$250
Accrued liabilities	11,000

TOTAL CURRENT LIABILITIES	$11,250

Commitments and contingencies	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,427,200 shares issued and outstanding	9,427
Additional paid in capital	11,435
Accumulated deficit	(32,112)
TOTAL STOCKHOLDERS’ DEFICIT	(11,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Stock compensation	-	600	2,000	1,800
Professional fees	1,500	1,000	4,500	3,000
Total operating expenses	1,500	1,600	6,500	4,800

Other income/expense:
Other income (expense), net	-	-	-	-

Net loss before income taxes	(1,500)	(1,600)	(6,500)	(4,800)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(1,500)	$(1,600)	$(6,500)	$(4,800)

Net loss per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding during the period - basic and diluted	9,427,200	7,427,200	9,004,978	7,427,200

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,500)	$(4,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,000	1,800
Changes in current assets and liabilities:
Accounts payable and accrued expenses	(500)	3,000
Net Cash Used In Operating Activities	(5,000)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution from related party	5,000	-
Issuance of common stock	-	-
Net Cash Provided by Financing Activities	5,000	-

CHANGE IN CASH	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007
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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three and six months ended June 30, 2007 and 2006 as all such securities were anti-dilutive.

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

BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – EQUITY

In March 2007, the Company issued 2,000,000 shares of common stock valued at $2,000 ($.0001) par value for services.

In September 2007, a related party paid $5,000 of accrued expenses on behalf of the Company. The Company recorded the transaction as a capital contribution.

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

In August 2007, the Company signed a Letter of Intent to acquire a Marketing and Commission Agreement with the Sichuan Chaolei Industy Stock Compay, Ltd.  Pursuant to that LOI, the Company filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company on August 30, 2007.

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

Results of Operation

We did not have any operating income from inception through September 30, 2007. For the quarter ended September 30, 2007, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At September 30, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

·        of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

·        of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

·        of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

·        that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 30, 2007.

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

Item 3.                      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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