Form 10KSB
period 2007-12-31
Chaolei Marketing & Finance Co.
filed 2008-03-31
CIK 1213788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50214

Chaolei Marketing and Finance Company
(Name of small business issuer in its charter)

FLORIDA	65-0968839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

511 NE 94th Street, Miami Shores, Florida	33138
(Address of principal executive offices)	(Zip Code)

(305)  909-6987
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

BIOTEX HOLDINGS, INC.
(Formerly known as)

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
Yes ☒                      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenues for year ended December 31, 2007: $14,489

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of March  31 2008: 59,999,648

Transitional Small Business Disclosure Format:     Yes ☐            No ☒

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

On October 22, 2007, we entered into an Agreement to acquire a Marketing and Commission Agreement with Sichuan Chaolei Industry Stock Company, LTD (“Sichuan”).  Pursuant to this Agreement, the Company agrees to be Sichuan’s sales agent throughout the World, in China and outside of China, for all products and services offered by Sichuan.  As consideration for this exclusive right, Sichuan shall pay the Company a 10% commission on worldwide sales. We issued 53,793,990 shares of common stock to Sichuan shareholders as identified in Schedule B of the Agreement  as well as 3,000,000 shares of common stock to the individuals identified on Schedule C of the Agreement as a finder’s fee for this transaction.

Acquisition or Merger Candidates

While the Company has signed supply contracts with 2 major customers during the 4th Quarter of 2007, sales of silicon products will show gradual increases until Q1, 2009, when full scale delivery can begin.  Management believes that there are additional business opportunities in related industries, and we desire to identify a revenue generating target company with which to acquire.  We will begin to seek out such a company, though no guarantee can be made that such an acquisition can be found.

New Supply Agreements

In October, 2007, we entered into an agreement with Sichuan Chaolei Stock Industry Company, Ltd., , or CICO, a Chinese company located in Chengdu, Sichuan Province, People’s Republic of China which caused us to become CICO’s exclusive sales and marketing agent worldwide.  We will receive a commission of 10% of global sales, payable each month based on our and CICO’s sales figures.  On October 22, 2007, the effective date of the transaction, we issued 53,794,042 shares to approximately 2700 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

New Sales Contracts

In December 2007, the Company executed an off-take sales agreement with Canadian Solar, Inc., a Canadian company engaged in the business of research, production, sales and after service of photovoltaic products that convert solar energy into electricity.  CSI is producing solar voltaic products and solar power products for a wide range of applications, as well as works with the OEM process for some of the world’s leading solar voltaic companies.  It is listed on the NASDAQ stock market under the symbol CSIQ.  The Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year for the following year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

In December 2007, the Company executed off-take sales agreements with Osung LST Co., Ltd, a Korean company engaged in the business of research, production, sales and after service of photovoltaic products such as solar grade silicon ingots and  wafers.  Osung is listed on the Korean stock market KOSDAQ, under the symbol 052420.KQThe Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

Sales Marketing

All sales will initially be generated through sales by external sales and marketing representatives, including those at our main supplier, CICO.

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

Recent Sales of Unregistered Securities

On October 22, 2007, we entered into an Agreement to acquire a Marketing and Commission Agreement with Sichuan Chaolei Industry Stock Company, LTD (“Sichuan”).  Pursuant to this Agreement, the Company agrees to be Sichuan’s sales agent throughout the World, in China and outside of China, for all products and services offered by Sichuan.  As consideration for this Agreement, we issued 53,793,990 shares of common stock to Sichuan shareholders 3,000,000 shares of common stock as a finder’s fee for this transaction.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since these shareholders agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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

GENERAL

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

On October 19, 2007, our Board of Directors and the majority of our Stockholders authorized a 1for 2.9409 reverse split of our outstanding common stock for the shareholders of record on October 19, 2007.  Under this reverse stock split each 2.9408 shares of our Common Stock was converted automatically into one share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was November 22, 2007.

On October 22, 2007, Holdings entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, Holdings acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of Holdings common stock which provided for Holdings to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October22, 20007.  Pursuant to the Agreement, the Company filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company.

Pursuant to the Sales and Marketing Agreement, Holdings will receive a commission of 10% of CICO’s worldwide revenues from all sources.

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Raising capital through private debt or equity offerings;

2.	Find additional customers to purchase mono- and poly-stadium silicon ingots and chips from our contracted supplier, Sichuan Chaolei Stock Industry Co., Ltd.

3.	Identifying potential candidates for merger or acquisition opportunities

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Acquisition or Merger Candidates

While the Company has signed supply contracts with 2 major customers during the 4th Quarter of 2007, sales of silicon products will show gradual increases until Q1, 2009, when full scale delivery can begin.  Management believes that there are additional business opportunities in related industries, and we desire to identify a revenue generating target company with which to acquire.  We will begin to seek out such a company, though no guarantee can be made that such an acquisition can be found.

New Supply Agreements

In October, 2007, we entered into an agreement with Sichuan Chaolei Stock Industry Company, Ltd., , or CICO, a Chinese company located in Chengdu, Sichuan Province, People’s Republic of China which caused us to become CICO’s exclusive sales and marketing agent worldwide.  We will receive a commission of 10% of global sales, payable each month based on our and CICO’s sales figures.  On October 22, 2007, the effective date of the transaction, we issued 53,794,042 shares to approximately 2700 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.,

New Sales Contracts

In December 2007, the Company executed an off-take sales agreement with Canadian Solar, Inc., a Canadian company engaged in the business of research, production, sales and after service of photovoltaic products that convert solar energy into electricity.  CSI is producing solar voltaic products and solar power products for a wide range of applications, as well as works with the OEM process for some of the world’s leading solar voltaic companies.  It is listed on the NASDAQ stock market under the symbol CSIQ.  The Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year for the following year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

In December 2007, the Company executed off-take sales agreements with Osung LST Co., Ltd, a Korean company engaged in the business of research, production, sales and after service of photovoltaic products such as solar grade silicon ingots and  wafers.  Osung is listed on the Korean stock market KOSDAQ, under the symbol 052420.KQThe Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

Sales Marketing

All sales will initially be generated through sales by external sales and marketing representatives, including those at our main supplier, CICO.

Administrative Costs

We do expect to hire several employees for sales, marketing, administrative and finance support staff as necessary.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds will be required and we may then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We intend to raise the funds through equity sales and debt, though no definitive agreements have been signed yet.

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, a stockholders' equity of $132,835, and a working capital of $79,041 and used cash in operations of $10,048. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of  December 31, 2007, we have assets of $133,235 consisting of cash of $64,952, accounts receivable of of $14,489 and intangible assets of $53,794 and total liabilities of $400 consisting of accounts payable of $400.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  As of December 31, 2007, the Company has a net operating loss carryforward of $41,581 available to offset future taxable income through 2020.  The valuation allowance at December 31, 2007 was $16,650.   The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $5,300.

We value property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. We use a three year life for software and five year life for computer equipment.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.

On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.   In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The 175,185 and 370,592 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2007 and 2006, because their inclusion is anti-dilutive.  The 2,800,000 and 1,500,000 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2007 and 2006, respectively because their inclusion is anti-dilutive.

We have adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

We recognize revenue as earned on a click through basis.  As the traffic moves through the websites per click, the contract amount is recognized as revenue.  “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.

Recent Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7.	FINANCIAL STATEMENTS

Chaolei Marketing and Finance Company

FINANCIAL STATEMENTS

For the year ended December 31, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of Chaolei Marketing and Finance Company f/k/a Biotex Holdings, Inc.

     We have audited the accompanying balance sheet of Chaolei Marketing and Finance Company, f/k/a Biotex Holdings, Inc., (a Florida corporation) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaolei Marketing and Finance Company, f/k/a Biotex Holdings, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 28, 2008

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
BALANCE SHEETS

ASSETS
	December 31,
	2007	2006
CURRENT ASSETS
Cash	$64,952	$-
Accounts receivable	14,489
Total current assets	79,441	-

Intangible asset	53,794	-

TOTAL ASSETS	$133,235	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$400	$11,750
Total current liabilities	400	11,750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,648 and 2,525,571 shares issued and outstanding, respectively	60,000	2,526
Additional paid in capital	114,416	11,336
Accumulated deficit	(41,581)	(25,612)
Total Stockholders’ Equity (Deficit)	132,835	(11,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,235	$-

The accompanying notes are an integral part of these consolidated financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2007	2006

REVENUE	$14,489	$-

OPERATING EXPENSES
General and administrative	8,048	250
Professional fees	22,410	9,650
Total operating expenses	30,458	9,900

LOSS BEFORE PROVISION FOR INCOME TAXES	(15,969)	(9,900)

Provision for income taxes	-	-

NET LOSS	$(15,969)	$(9,900)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	13,985,861	2,523,335

The accompanying notes are an integral part of these consolidated financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,969)	$(9,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	5,000	2,400
Non-cash capital contributions from related parties	26,760
Change in assets and liabilities
Increase in accounts receivable	(14,489)
(Increase) decrease in accounts payable	(11,350)	7500
Net cash used in operating activities	(10,048)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	75,000	-
Net cash provided by financing activities	75,000	-

NET INCREASE IN CASH	64,952	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,952	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$5,000	$2,400
Non-cash capital contributions from related parties	$26,760	$-

The accompanying notes are an integral part of these consolidated financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital		Total

BALANCE, December 31, 2005	-	$-	1,709,467	$1,710	$9,752	$(15,712)	$(4,250)

Common stock issued for services	-	-	816,104	816	1,584	-	2,400

Net loss, 2006	-	-	-	-	-	(9,900)	(9,900)

BALANCE, December 31, 2006	-	$-	2,525,571	$2,526	$11,336	$(25,612)	$(11,750)

Common stock issued for marketing agreement	-	-	53,793,990	53,794	-	-	53,794

Common stock issued for services			3,680,087	3,680	1,320		5,000

Capital contributions from related parties					101,760		101,760

Net loss, 2007	-	-				(15,969)	(15,969)

BALANCE, December 31, 2007	-	$-	$59,999,648	$60,000	$114,416	$(41,581)	$132,835

The accompanying notes are an integral part of these consolidated financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

NOTE 1 – ORGANIZATION

Organization

Chaolei Marketing and Finance Company (f/k/a BioTex Holdings, Inc.) (the Company) was established to act as a sales, marketing and finance agent of Sichuan Chaolei Industry Stock Co, Ltd. (CICO), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips.  Additionally,  CICO owns a subsidiary company that produces pipes for hydroelectric projects.

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

Revenue Recognition
The Company derives its revenue from the sales generated under their sales and marketing agreement with CICO.  The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”.  Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

Accounts Receivable

The Company is required to estimate the collectibility of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of December 31, 2007 and, therefore, no reserve has been recorded.

Concentration of Credit Risk

During the year ended December 31, 2007 one customer accounted for 100% of the Company's sales.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2006 and 2005, because all such securities were anti-dilutive.

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

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

Goodwill and Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.    The Company currently carries $53.794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of December 31, 2007 and, therefore, has recorded no loss from impairment in its Statement of Operations.

Long-Lived Assets

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets, annually, during the fourth quarter, or whenever events or changes in circumstances indicate that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

NOTE 4 – AGREEMENTS

On December 29, 2005 the Company entered a one year employment agreement with its President. The Company is obligated to issue 2,400,000 shares of common stock valued at $2,400 for one year of service.  During the year ended December 31, 2006, the Company amortized $2,400 of deferred compensation.

 On June 30, 2006, pursuant to Paragraph 2 of his Employment Agreement with the Company dated December 30, 2005, our President and CEO, notified the Company of his intention to renew his Employment Agreement as of the date of its expiration, December 31, 2006.  In addition, our President and CEO elected to modify Paragraph 3 to reflect that his annual salary for the additional term, January 1, 2007 through December 31, 2007, shall be $1.00.  On June 30, 2006, the Company and our President entered into an employment agreement for the period January 1, 2007 through December 31, 2007 reflecting the above mentioned change.  The existing employment agreement for the period ending December 31, 2006 remains in full effect until its expiration on December 31, 2006.

On December 1, 2007, the Company entered into a 6 month employment agreement with its Assistant Secretary.  The Company is obligated to pay to our Assistant Secretary $5,000.00 on the 15th of every month beginning December 15, 2007 and ending May 15, 2008.

On December 1, 2007 the Company entered into a 12 month Consulting Agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services.  The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

NOTE 5       NOTES PAYABLE

 On November 14, 2007, the Company borrowed $1,000 from a related party. The note was unsecured, bears interest at 10% and was due December 31, 2007.  The note and accrued interest was fully repaid as of December 31, 2007.

NOTE 6 – EQUITY

In January 2006 the Company issued 816,104 shares of common stock valued at $2,400 to its President in accordance with his employment agreement.

In March 2007 the Company issued 680,087 shares of common stock valued at $2,000 for services

During 2007, related parties paid $26,760 of bills on behalf of the Company and contributed $75,000 in working capital.  The Company recorded the transactions as capital contributions in the amount of $101,760.

On October 22, 2007, pursuant to a Sales and Marketing Agreement, (the ”SMA”) by and between the Company and Sichuan Chaolei Industry Stock Co., Ltd. a company organized under the laws of China (“CICO”), the Company purchased the right to act as CICO’s exclusive worldwide sales, marketing and finance agent for 56,794,042 shares of common stock, of which 53,794,042 were distributed to the CICO shareholders on a 1 for 1 basis, and 3,000,000 were distributed as consulting fees to an independent consultant of CICO’s .  These shares were valued at $3,000.  Pursuant to the SMA, the Company will receive 10% of all worldwide sales of CICO from the beginning of time and ending on October 22, 2057.    As a result, the Company began operations as a sales and marketing agent, and is no longer a public shell corporation.

Reverse Stock Split

On October 19, 2007, the Company's stockholders approved a 1 for 2.9408 reverse stock split for its common stock. As a result, stockholders of record at the close of business on  October 19, 2007, received one shares of common stock for every ten shares held. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

NOTE 7 -   INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:
	December 31,
	2007	2006
Current: Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(5,510)	$(915)
State	(878)	(145)
	(6,388)	(1,060)
Benefit from the operating loss carryforward	6,388	1,060
Benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	34.5%	34.5%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	5.5%	5.5%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:
2007
Deferred income tax asset:
Net operating loss carry-forwards	$16,650
Valuation allowance	(16,650)
Deferred income tax asset	$-

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

2007

Deferred tax assets
Current	$-
Non-current	16,650
Valuation allowance	(16,650)
Net deferred income tax asset	$-

The Company has a net operating loss carryforward of approximately $41,000 available to offset future taxable income through 2020.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2007, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2007 was approximately $5,300.

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

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Fan Luo	51	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	October 22, 2007
Cuiling Jia	42	Director	October 22, 2007
Wang Shan	43	Director	October 22, 2007
Zhou Bin	65	Director	October 22, 2007
Zhong Hua	24	Director	October 22, 2007
Liu Xingyou	62	Director	October 22, 2007
Zhou Qin	45	Director	October 22, 2007
Liao Xueji	52	Vice Director	October 22, 2007
Lei Li	42	Vice President of Finance	October 22, 2007

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below is a brief biography of our sole officer and director:

Fan Luo, Chairman and President

Mrs. Luo, our President, CEO, CFO and Chairman of the Board of Directors, has been engaged in senior administrative work in government and Metallurgy enterprise.  She has rich experience in management as well as business administration, and great foresight in technical fields. She is also the President and Chairman of Sichuan Chaolei Industrial Stock Co, Ltd., which is located in Chengdu, Sichuan Province, China, and has led that company to become a silicon production enterprise with a promising future.  She currently holds a Masters degree in Metallurgy and a MBA.

Cuiling Jia, Director

Ms. Jia earned a bachelor degree in economics management.  Prior to joining the Company, she was engaged in the securities brokerage field for 11 years.  She was the director of securities brokerage at Tiantong Securities Co., LTD.  She passed the qualification examination of national security brokerage, proxy security issuing and security investment consulting.  She is a licensed securities broker in China

Wang Shan, Director

Wang Shan graduated from Sichuan University with a Postgraduate degree in Business Management.  Wang was the Deputy director of investment department of Sichuan province development and reform commission, application and information department of economy information center, the director of cooperation center composed of Sichuan economy information center and Japan Sanling Business Company, and is now the general manager of Chendu Shuling Trade Development Co., LTD. Wang has strong experience in the import equipment and technology import of polysilicon and owns the patent of reduction furnace with 12 doubles in China.

Zhou Bin, Director

Zhou Bin graduated from Lanzhou University with a Masters Degree in nuclear physics. At the Chinese Academy of Science, Zhou Bin has been engaged in exploration and design of industrial automatic products and applications of computer for over 10 years prior to joining the Board of CMFC.  He presided over the building of the computer center in the Xinjiang Weiwuer autonomous region in China.  He completed an independent study in Great Britain of the computer automatic test as well as data acquisition and processing system data was collected from over 3530 employees of Solartron Company.  Zhou Bin earned a provincial award for advancement in the field of science and technology for the national science foundation project of young scholars where studies were completed on superficial exposure depths and its effect on the body and on optical fiber super-micronutrient analysis systems.  Zhou also presided over a national five-year plan research and development project---“12-4K-2-03: completing the exploration of 12 industrial automatic products through cooperation, and gaining national award.

Zhong Hua, Director and Secretary

Zhong Hua, age 24, graduated from Sichuan Normal University, majoring in tourism and art design.  Zhong was once a clerk of Chengdu Jiazhou international hotel and China Railway Container Transportation Co., Ltd.

Liu Xingyou, Vice President

Liu Xingyou, age 62, has over twenty years experience in the legal field.  Liu was once the president of the People’s Court of Sichuan Province, and an investigator in the CPC Pengzhou Municipal Party Committee.  Liu has a strong professional knowledge of law, administrative management and good organization and planning abilities.

Zhou Qin, Vice President

Zhou Qin, age 45, earned a masters degree in aviation and space navigation system engineering and management engineering at North-West Industrial University.  A former air force colonel in the People’s Liberation Army, Zhou was at the head of the educational administration department and director of the teaching planning office, the managing officer of Air Force Equipment Plant of Chengdu Military Region and the assistant general manager of the Sichuan Traffic and Oilseeds Company.

Liao Xueji, Vice President

Liao Zueji, age 52, was once the colonel in the People’s Liberation Army.  Liao has many years of enterprise management experience.  Liao completed multiple theses for the China Military Library and Contemporary National Defense Library of China.  Liao was once the deputy executive president of Sichuan Longtan Mineral Water Plant and deputy executive manager of Chaoran Water Industry CO.,LTD.

Lei Li, Vice President of Finance

Lei Li, age 42, headed up the finance department of the Nitrogenous Fertilizer Plant and Insulated Materials CO.,LTD in Sichuan Ya’an.  Lei was an audit assistant in the Sichuan Zhongheng Accountant Office and department manager of Sichuan Qianjing Accounting Company.

None of the officers or directors have any material plan, contract or arrangement to which an officer or director is a party or in which he or she participates that is entered into in connection with the triggering event or any grant or award to any such covered person under any such plan, contract or arrangement in connection with any such event.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

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

None.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March   , 2008 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $14,926 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $14,034 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were billed $1,000 and $1,000, respectively. for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Chaolei Marketing and Finance Company

By:	/s/Fan Luo
Fan Luo

Dated:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fan Luo	President, CEO and CFO	March 31, 2008
Fan Luo