Form 10KSB/A
Chaolei Marketing & Finance Co.
filed 2008-04-01
CIK 1213788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of March 31, 2008: 59,999,648

Transitional Small Business Disclosure Format:     Yes ☐            No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Chaolei Marketing and Finance Company (previously BioTex Holdings, Inc.) was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking.

In June, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and BioTex Corp.(“Corp”), a Florida corporation, whereby the Company purchased all of the outstanding shares of Corp. and Corp. became a wholly owned subsidiary of the Company. BioTex Corp was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, Corp and BTX Holdings, Inc., a Florida corporation (“BTX”), BTX purchased all of the outstanding shares of Corp. Pursuant to the Agreement, the Company transferred all of the outstanding shares of Corp. to BTX and Corp. became a wholly owned subsidiary of BTX. Since the Company had no other assets than Corp. and all of the shares of Corp. were transferred to BTX, the Company became a shell company as defined in Rule 12b-2 of the Exchange Act.

On October 22, 2007, we entered into an Agreement to acquire a Marketing and Commission Agreement with Sichuan Chaolei Industry Stock Company, LTD (“CICO”), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips.  Additionally, CICO owns a subsidiary company that produces pipes for hydroelectric projects.  Pursuant to this Agreement, the Company agrees to be CICO’s exclusive sales agent throughout the World, in China and outside of China, for all products and services offered by CICO.  As consideration for this exclusive right, CICO shall pay the Company a 10% commission on worldwide sales. We issued 53,793,990 shares of common stock to CICO shareholders as identified in Schedule B of the Agreement, as well as 3,000,000 shares of common stock to the individuals identified on Schedule C of the Agreement as a finder’s fee for this transaction.  Pursuant to the Agreement, we filed with the state of Florida to change our name to Chaolei Marketing and Finance Company.

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

Employees

We have 9 part-time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The employees also serve as employees of a related company, CICO.  Because CICO and CMFC have employees in common and common goals, the employees do not have to dedicate all their time to their duties to one company or another.  Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers and employees.

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

Results of Operation

On October 22, 2007, Holdings entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, Holdings acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of Holdings common stock which provided for Holdings to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October22, 20007.  Pursuant to the Agreement, the Company filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company .

Pursuant to the Sales and Marketing Agreement, Holdings will receive a commission of 10% of CICO’s worldwide revenues from all sources.

Plan of Operations

Our plan of operations for the next twelve months is focused on the following primary objectives.

1.	Find additional customers to purchase mono- and poly-stadium silicon ingots and chips from our contracted supplier, Sichuan Chaolei Stock Industry Co., Ltd.

2.	Raising capital through private debt or equity offerings;

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

Chaolei Marketing and Finance Company

By:	/s/Fan Luo
Fan Luo

Dated:	April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fan Luo	President, CEO and CFO	April 1, 2008
Fan Luo