Form 10-Q
period 2008-03-31
Chaolei Marketing & Finance Co.
filed 2008-05-20
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chaolei Marketing and Finance Company
 (Exact name of registrant as specified in Charter

FLORIDA	000-50214	65-0968839
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

511 NE 94th Street, Miami Shores, Florida 33138
 (Address of Principal Executive Offices)
 _______________

(305) 909-6987
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 19 2008: 59,999,648 shares of common stock.

Chaolei Marketing and Finance Company

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

Chaolei Marketing and Finance Company

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$34,509	$64,952
Accounts receivable	69,753	14,489
Total current assets	104,262	79,441

Intangible asset	53,794	53,794

TOTAL ASSETS	$158,056	$133,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,500	$400
Total current liabilities	2,500	400

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,648 shares issued and outstanding	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(18,860)	(41,581)
Total Stockholders’ Equity (Deficit)	155,556	132,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$158,056	$133,235

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2008	2007

REVENUE	$69,753	$-

OPERATING EXPENSES
General and administrative	15,208	2000
Professional fees	31,827	1,500
Total operating expenses	47,035	3,500

Other income (expense):
Interest income	3
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	22,721	(3,500)

Provision for income taxes	-	-

NET INCOME (LOSS)	$22,721	$(3,500)

Net loss per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,966,648	8,086,541

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$22,721	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	2,000
Change in assets and liabilities
Increase in accounts receivable	(55,264)	-
Decrease in accounts payable	2,100	1,500
Net cash used in operating activities	(30,443)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(30,443)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,952	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,509	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2008

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

Revenue Recognition

The Company derives its revenue from the sale of mined silicon, and poly- and mono-crystalline silicon ingots and wafers.  The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”.  Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Accounts Receivable

The Company is required to estimate the collectibility of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of March 31, 2008 and, therefore, no reserve has been recorded.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2008

Concentration of Credit Risk

During the year ended March 31, 2008 one customer accounted for 100% of the Company's sales.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2008 and 2007, because all such securities were anti-dilutive.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2008

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53.794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of March 31, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2008

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

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
NOTES TO FINANCIAL STATEMENTS
 March 31, 2008

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

NOTE 7 SUBSEQUENT EVENTS

On April 12, 2008, the Company entered into a 6 month employment agreement with its Assistant Secretary.  The Company is obligated to pay to our Assistant Secretary $5,000.00 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

On October 22, 2007, Holdings entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, we acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of Holdings common stock which provided for Holdings to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October22, 20007.  Pursuant to the Agreement, we filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company. Pursuant to the Sales and Marketing Agreement, we will receive a commission of 10% of CICO’s worldwide revenues from all sources.

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

3.	Identifying potential candidates for merger or acquisition opportunities

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

Acquisition or Merger Candidates

While we have signed supply contracts with 2 major customers during the 4th Quarter of 2007, sales of silicon products will show gradual increases until Q1, 2009, when full scale delivery can begin.  Management believes that there are additional business opportunities in related industries, and we desire to identify a revenue generating target company with which to acquire.  We will begin to seek out such a company, though no guarantee can be made that such an acquisition can be found.

New Supply Agreements

In October, 2007, we entered into an agreement with Sichuan Chaolei Stock Industry Company, Ltd., , or CICO, a Chinese company located in Chengdu, Sichuan Province, People’s Republic of China which caused us to become CICO’s exclusive sales and marketing agent worldwide.  We will receive a commission of 10% of global sales, payable each month based on our and CICO’s sales figures.  On October 22, 2007, the effective date of the transaction, we issued 53,794,042 shares to approximately 2700 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company,

New Sales Contracts

In December 2007, we executed an off-take sales agreement with Canadian Solar, Inc., a Canadian company engaged in the business of research, production, sales and after service of photovoltaic products that convert solar energy into electricity.  CSI is producing solar voltaic products and solar power products for a wide range of applications, as well as works with the OEM process for some of the world’s leading solar voltaic companies.  It is listed on the NASDAQ stock market under the symbol CSIQ.  The Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year for the following year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

In December 2007, we executed off-take sales agreements with Osung LST Co., Ltd, a Korean company engaged in the business of research, production, sales and after service of photovoltaic products such as solar grade silicon ingots and  wafers.  Osung is listed on the Korean stock market KOSDAQ, under the symbol 052420.KQThe Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year based on current market prices of silicon.  Currently, polysilicon products sell for approximately $300 per kilo.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, a stockholders' equity of $155,556 and a working capital of $34,509 and used cash in operations of $ 30,443. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2008, we have assets of $158,056 consisting of cash of $ 34,509, accounts receivable of o$ 69,753 and intangible assets of $53,794 and total liabilities of $ 2,500 consisting of accounts payable of $ 2,500.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. Current cash on hand is insufficient to support our operations for the next twelve months. Therefore, we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaolei Marketing and Finance Company

Date: May 19, 2008	By:	/s/ Luo Fan
Luo Fan Chief Executive Officer Chief Financial Officer