Form 10-Q
period 2008-06-30
Chaolei Marketing & Finance Co.
filed 2008-08-07
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chaolei Marketing and Finance Company
(Exact name of registrant as specified in the Charter)

Florida	000-50214	65-0968839
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2416 Lincoln Street, Hollywood, FL 33020
 (Address of Principal Executive Offices)
 (Address of Principal Executive Offices)

_____________________

(305) 909-6987
 (Issuer Telephone number)
_____________________

511 NE 94th Street, Miami Shores, Florida 33138
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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30 2008:  59,999,648 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

June 30, 2008

 PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$113,237	$64,952
Accounts receivable	14,309	14,489
Total current assets	127,546	79,441

Intangible asset	53,794	53,794

TOTAL ASSETS	$181,340	$133,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,500	$400
Total current liabilities	2,500	400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,648 shares issued and outstanding, as of June 30, 2008 and December 31, 2007	60,000	60,000
Additional paid in capital	114,416	114,416
Retained earnings (accumulated deficit)	4,424	(41,581)
Total Stockholders’ Equity	178,840	132,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,340	$133,235

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENT OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$67,421	$-	$137,175	$-

OPERATING EXPENSES
Stock compensation	-	-	-	2000
General and administrative	15,113	-	30,321	-
Professional fees	29,052	1,500	60,880	3000
Total operating expenses	44,165	1,500	91,201	5,000

Other income (expense):
Interest income	28	-	31	-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	23,284	(1,500)	46,005	(5,000)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$23,284	$(1,500)	$46,005	$(5,000)

Net loss per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,966,648	9,474,925	59,966,648	8,746,212

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
f/k/a BIOTEX HOLDINGS, INC.
STATEMENT OF CASH FLOWS

	For The Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,005	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Common stock issued for services	-	2,000
Change in assets and liabilities
Accounts receivable	180	-
Accounts payable and accrued expenses	2,100	3,000
Net cash provided by operating activities	48,285	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	48,285	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,952	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,237	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 June 30, 2008

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

Revenue Recognition

The Company derives its revenue from the sale of mined silicon, and poly- and mono-crystaline silicon ingots and wafers. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”.  Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of June 30, 2008 and, therefore, no reserve has been recorded.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 June 30, 2008

Concentration of Credit Risk

During the year ended June 30, 2008 one customer accounted for 100% of the Company's sales.

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

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three and six months ended June 30, 2008 and 2007, because all such securities were anti-dilutive.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 June 30, 2008

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53.794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of June 30, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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
 June 30, 2008

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 June 30, 2008

On April 12, 2008, the Company entered in to a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000.00 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Subject to the requisite financing, we believe that we can complete the following objectives within the time period specified:

New Supply Agreements

In October, 2007, we entered into an agreement with Sichuan Chaolei Stock Industry Company, Ltd., or CICO, a Chinese company located in Chengdu, Sichuan Province, People’s Republic of China which caused us to become CICO’s exclusive sales and marketing agent worldwide.  We receive a commission of 10% of global sales, payable each month based on our and CICO’s sales figures.  On October 22, 2007, the effective date of the transaction, we issued 53,794,042 shares to approximately 2700 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, a stockholders' equity of $178,840 and a working capital of $34,509 and used cash in operations of $48,285.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2008, we have assets of $181,340 consisting of cash of $ 113,237, accounts receivable of o$ 14,309 and intangible assets of $ 53,794 and total liabilities of $ 2,500 consisting of accounts payable of $ 2,500.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: August 6, 2008	By:	/s/ Luo Fan
Luo Fan
Chief Executive Officer, Chief Financial Officer