Form 10-Q
period 2008-09-30
Chaolei Marketing & Finance Co.
filed 2008-10-20
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 20, 2008:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

September 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS, INC BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$62,144	$64,952
Accounts receivable	14,308	14,489
Total current assets	76,452	79,441

Intangible asset	53,794	53,794

TOTAL ASSETS	$130,246	$133,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,500	$400
Total current liabilities	2,500	400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of September 30, 2008 and December 31, 2007	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(46,670)	(41,581)
Total Stockholders’ Equity	127,746	132,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,246	$133,235

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS, INC STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$-	$-	$137,175	$-

OPERATING EXPENSES
Stock compensation	-	-	-	2,000
General and administrative	31,460	-	62,481	-
Professional fees	19,813	1,500	79,992	4,500
Total operating expenses	51,273	1,500	142,473	6,500

Other income (expense):
Interest income	179	-	209	-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	51,094	(1,500)	(5,089)	-

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$51,094	$(1,500)	$(5,089)	$(6,500)

Net loss per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,966,756	9,474,925	59,966,756	9,004,978

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS, INC STATEMENT OF CASH FLOWS

	For The Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,089)	$(6,500)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Common stock issued for services	-	2,000
Change in assets and liabilities
Accounts receivable	181	-
Accounts payable and accrued expenses	2,100	(500)
Net cash provided by operating activities	(2,808)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	5,000
Net cash provided by financing activities	-	5,000

NET INCREASE (DECREASE) IN CASH	(2,808)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,952	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,144	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2008

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company is required to estimate the collectibility of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of September 30, 2008 and, therefore, no reserve has been recorded.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2008

Concentration of Credit Risk

During the three and nine months ended September 30, 2008 one customer accounted for 100% of the Company's sales.

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

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company has adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2008

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of September 30, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2008

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

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

NOTE 4 – AGREEMENTS

On December 1, 2007, the Company entered into a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning December 15, 2007 and ending May 15, 2008. On April 12, 2008, the Company entered in to a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008.

On December 1, 2007 the Company entered into a 12 month Consulting Agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services. The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008.

NOTE 5 –  NOTES PAYABLE

On November 14, 2007, the Company borrowed $1,000 from a related party. The note was unsecured, bears interest at 10% and was due December 31, 2007. The note and accrued interest was fully repaid as of December 31, 2007.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2008

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

Results of Operation

On October 22, 2007, we entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, we acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of our common stock which provided for us to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October 22, 20007.  Pursuant to the Agreement, we filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company. Pursuant to the Sales and Marketing Agreement, we will receive a commission of 10% of CICO’s worldwide revenues from all sources.  While we have signed supply contracts with 2 major customers during the 4th Quarter of 2007, sales of silicon products will show gradual increases until the first quarter of 2009, when full scale delivery should begin.

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  It is anticipated that revenues will begin again during the fourth quarter of 2008 or first quarter of 2009.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we have limited operations, a stockholders' equity of $127,746 and a working capital of $62,144 and used cash in operations of $2,808.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2008, we have assets of $130,246 consisting of cash of 62,144, accounts receivable of $14,308 and intangible assets of $53,794 and total liabilities of $2,500.

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: October 20, 2008	By:	/s/ Luo Fan
Luo Fan
Chief Executive Officer, Chief Financial Officer