Form 10-K
period 2008-12-31
Chaolei Marketing & Finance Co.
filed 2009-04-09
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-50214

Chaolei Marketing and Finance Company
 (Name of small business issuer in its charter)

Florida	65-0968839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2416 Lincoln Street, Hollywood, FL 33020 Florida	33020
(Address of principal executive offices)	(Zip Code)

(305) 909-6987
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of April 9, 2009, the registrant had 59,966,756 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

General

Chaolei Marketing and Finance Company (previously BioTex Holdings, Inc.) was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking.

In June, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and BioTex Corp. (“Corp”), a Florida corporation, whereby the Company purchased all of the outstanding shares of Corp. and Corp. became a wholly owned subsidiary of the Company. BioTex Corp was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

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

Employees

As of April 9, 2009, the Company has 5 part-time employees.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until further notice.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

There are 2,850 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

We were incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking. In June, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and BioTex Corp.(“Corp”), a Florida corporation, whereby the Company purchased all of the outstanding shares of Corp. and Corp. became a wholly owned subsidiary of the Company.  BioTex Corp was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

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

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  It is anticipated that revenues will begin again during the first quarter of 2009.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following table presents the statement of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The discussion following the table is based on these results.

	For The Years Ended December 31,
	2008	2007

REVENUE	$137,365	$14,489

Total operating expenses	199,592	30,458

NET LOSS	$(62,166)	$(15,969)

Total Revenues

We had revenues of $137,175 for the year ended December 31, 2008 and $14,489 for the year ended December 31, 2007.  This increase is attributable to the receipt of commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the Companies on October 17, 2007.

Operating Expenses

Operating expenses for the year ended December 31, 2008 increased to $199,592 from $30,458 for the year ended December 31, 2007 representing an increase of $169,134. The increase is attributable to an expansion in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co,, Ltd. on October 17, 2007.

Net income (loss)

Net loss was $62,166 for the year ended December 31, 2008, compared to $15,969 for the same period ended December 31, 2007, an increase of $46,197.  Our net losses increased because of an expansion in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co, Ltd. on October 17, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we have assets of $82,669 consisting of cash of $14,567, accounts receivable of $14,308 and intangible assets of $53,794 and total liabilities of $12,000, compared with December 31, 2007 when we had assets of $133,235 consisting of cash of $69,952, accounts receivable of $14,489 and intangible assets of $53,794, and total liabilities of $400, consisting of accounts payable of $400.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We intend to hire additional employees for sales, administrative and finance support staff as necessary, though we have no time frame in which we expect to hire such staff. Additional sales staff, when required, will be hired on a commission basis, and administrative and finance support staff will only be hired when revenues are such that the company can support such a staff.   Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our general and administrative expenses for the next 12 months will total $183,200.

The breakdown is as follows:

General and Administrative
Legal and Accounting	$45,000
Telecommunications	1,200
Office Supplies	500
Postage & Shipping	1,200
Travel	10,000
Utilities	4,800
Taxes and Licenses	500
Salaries and Wages	120,000
TOTAL	$183,200

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our business operations to cover our operating expenses.

 We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $183,200. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs)., we will require additional funds to continue to implement and expand our business plan during the next twelve months.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

 In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHAOLEI MARKETING AND FINANCE COMPANY

FINANCIAL STATEMENTS

For the years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors
of Chaolei Marketing and Finance Company

    We have audited the accompanying balance sheets of as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provided a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaolei Marketing and Finance Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 4, 2009

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS,INC BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash	$14,567	$64,952
Accounts receivable	14,308	14,489
Total current assets	28,875	79,441

Intangible asset	53,794	53,794

TOTAL ASSETS	$82,669	$133,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$12,000	$400
Total current liabilities	12,000	400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of December 31, 2008 and December 31, 2007	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(103,747)	(41,581)
Total Stockholders’ Equity	70,669	132,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,669	$133,235

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS,INC STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007

REVENUE	$137,175	$14,489

OPERATING EXPENSES
Stock compensation	-	-
General and administrative	77,555	8,048
Professional fees	122,037	22,410
Total operating expenses	199,592	30,458

Other income (expense):
Interest income	251	-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(62,166)	(15,969)

Provision for income taxes	-	-

NET INCOME (LOSS)	$(62,166)	$(15,969)

Net loss per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,966,756	13,985,861

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS,INC STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital		Total

BALANCE, December 31, 2005	-	$-	$1,709,467	$1,710	$9,752	$(15,712)	$(4,250)

Common stock issued services	-	-	816,104	816	1,584	-	2,400

Net loss, 2006	-	-	-	-	-	(9,900)	(9,900)

BALANCE, December 31, 2006	-	$-	$2,525,571	$2,526	$11,336	$(25,612)	$(11,750)

Common stock issued for marketing agreement	-	-	53,793,990	53,794	-	-	53,794

Common stock issued for services	-	-	3,680,087	3,680	1,320		5,000

Capital contributions from related parties	-	-	-	-	101,760		101,760

Net Loss, 2007	-	-	-	-	-	(15,969)	(15,969)

BALANCE, December 31, 2007	-	$-	$59,999,648	$60,000	$114,416	$(41,581)	$132,835

Net Loss, 2008						(62,166)	(62,166)

BALANCE, December 31, 2008	-	$-	$59,999,648	$60,000	$114,416	$(103,747)	$70,669

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY f/k/a BIOTEX HOLDINGS,INC STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,166)	$(15,969)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Common stock issued for services	-	5,000
Non-cash capital contributions from related parties	-	26,760
Change in assets and liabilities
Decrease (increase) accounts receivable	181	(14,489)
Increase (decrease) accounts payable and accrued expenses	11,600	(11,350)
Net cash provided by operating activities	(50,385)	(10,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	75,000
Net cash provided by financing activities	-	75,000

NET INCREASE (DECREASE) IN CASH	(50,385)	64,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,952	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,567	$64,952

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$5,000
Non-cash capital contributions from related parties	$-	$26,760

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008 and 2007

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

As reflected in the accompanying financial statements, the Company has a net loss of $62,166 for the year ended December 31, 2008, and accumulated net losses of $103,747. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, generate revenue, and secure additional financing. The Company believes it is taking actions to further implement its business plan and generate revenue, including additional financing which the Company is currently pursuing, but the Company will not be able to continue as a going concern in the absence of obtaining sufficient funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008 and 2007

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of December 31, 2008 and, therefore, no reserve has been recorded.

Concentration of Credit Risk

During the years ended December 31, 2008 and 2007 one customer accounted for 100% of the Company's sales.

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
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008 and 2007

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

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of December 31, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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
 December 31, 2008 and 2007

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

NOTE 4 – AGREEMENTS

On December 1, 2007, the Company entered into a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning December 15, 2007 and ending May 15, 2008. On April 12, 2008, the Company entered in to a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until March 31, 2009.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008 and 2007

On December 1, 2007 the Company entered into a 12 month Consulting Agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services.  The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008. On December 9, 2008, the agreement was extended until March31, 2009.

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

NOTE 6 – INCOME TAXES

At December 31, 2008 and 2007 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2008.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008 and 2007

The significant components of the deferred tax asset at December 31, 2008 and 2007 were as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(21,758)	(5,510)
State	(3,419)	(878)
Tax (benefit) from the decrease in valuation allowance	25,177	6,388
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2008

Statutory federal income tax rate	35.0%
State income taxes	5.5%
Other	- %
Valuation allowance	(40.5)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

2008
Net operating loss-carryforwards	$103,747
Depreciation and amortization	-
Other	-
Deferred income tax asset	$103,747

The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	42,017
Less: valuation allowance	(42,017)
Net deferred income tax asset	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2008, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2008 was approximately $18,789.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of April 7, 2009 are as follows:

Name	Age	Position	Date Appointed
Fan Luo	52	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	October 22, 2007
Cuiling Jia	43	Director	October 22, 2007
Chaoyi Zhong(1)	44	Director	May 27, 2008
Zhou Bin	66	Director	October 22, 2007
Zhong Hua	25	Director and Secretary	October 22, 2007
Liu Xingyou	63	Vice President	October 22, 2007
Zhou Qin	46	Vice President	October 22, 2007
Liao Xueji	53	Vice President	October 22, 2007
Lei Li	43	Vice President of Finance	October 22, 2007

Note (1): Effective May 27, 2008 Mr. Shan Wang resigned as a member of our Company's Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective May 27, 2008, Mr.Chaoyi Zhong was appointed to fill the vacancy on the Board of Directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Fan Luo, Chairman, President, CEO, CFO and Principal Accounting Officer

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

Cuiling Jia, Director

Ms. Jia earned a bachelor degree in economics management.  Prior to joining the Company, she was engaged in the securities brokerage field for 11 years.  She was the director of securities brokerage at Tiantong Securities Co., LTD.  She passed the qualification examination of national security brokerage, proxy security issuing and security investment consulting.  She is a licensed securities broker in China

Chaoyi Zhong, Director

Mr. Zhong is a senior economic manager and visiting professor who has worked in government, universities, and enterprises in China.  He has successively served in various executive officer and board positions in China state owned enterprises, as well as foreign-owned enterprises.   Mr. Zhong has rich theoretical knowledge and practical experience in enterprise management, production management, asset and capital operation.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors have received compensation in the form of common stock  for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Fan Luo President, CEO, CFO, and	2008	0	0	0	0	0	0	0	0
Chairman	2007	0	0	0	0	0	0	0	0

Cuiling Jia	2008	0	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0	0

Chaoyi Zhong Director (1)	2008	0	0	0	0	0	0	0	0
		0	0	0	0	0	0	0	0
Zhou Bin	2008	0	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0	0

Zhong Hua Secretary and	2008	0	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0	0

Liu Xingyou	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0

Zhou Qin	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0

Liao Xueji	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0

Lei Li Vice President	2008	0	0	0	0	0	0	0	0
of Finance	2007	0	0	0	0	0	0	0	0

Note (1): Effective May 27, 2008 Mr. Shan Wang resigned as a member of our Company's Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective May 27, 2008, Mr.Chaoyi Zhong was appointed to fill the vacancy on the Board of Directors.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 9, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending April 9, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of April 9, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Luo Fan No.7, Unit 2, Building 3, No.14, South West Fuqin Road, Jinniu District Chengdu, Sichuan 610031 China	10,621,226	18%

Common Stock	Cuiling Jia No.101, Unit 2, Buliding 4 No.29 South Dongguan Street Penglai Shandong 265600 China	3,727,092	6%

Common Stock	Zhou Bin No.426,Unit3,Building4 No.79 4th Section of 1st Ring Road Jinjiang District Chengdu Sichuan 610031 China	53,106	0.09%
Common Stock	Zhong Hua No.3, Unit3, Building 2 No.99,Baojai Lane,Qingyang District Chengdu, Sichuan 610017 China	690,379	1.15%
Common Stock	Liu Xingyou No.16,Zhengfu Street Pengzhou Sichuan 611944 China	531,061	0.81%
Common Stock	Liao Xueji No.11,Unit2,Building1 No.26,Ping'an Street Chenghua District Chengdu Sichuan 610000 China	159,398	0.27%

Common Stock	Lei Li No.19,Unit2,Building7 No.18,Xinkang Road Ya'an Sichuan 625000 China	53,106	0.09%

Common Stock	Chaoyi Zhong (1) Address:	0	0%

Common Stock	Zhou Qin Address:	0	0%

Common Stock	All officers and directors as a group (9 persons)	15,144,989	25%

Note (1): Effective May 27, 2008 Mr. Shan Wang resigned as a member of our Company's Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective May 27, 2008, Mr. Chaoyi Zhong was appointed to fill the vacancy on the Board of Directors.

Based on 59,999,756 shares of our common stock issued and outstanding as of April 9, 2009.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $14,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $ 14,926 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were billed 0.00 and $1,000, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not  have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chaolei Marketing and Finance Company

Date: April 9, 2009	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luo Fan	Chairman of the Board of Directors,	April 9, 2009
Luo Fan	CEO, CFO, Controller and Principal Accounting Officer