Form 10-Q
period 2009-03-31
Chaolei Marketing & Finance Co.
filed 2009-05-13
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(305) 909-6987
 (Issuer Telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

March 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

CHAOLEI MARKETING AND FINANCE
COMPANY
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,964	$14,567
Accounts receivable	-	14,308
Total current assets	1,964	28,875

Intangible asset	53,794	53,794

TOTAL ASSETS	$55,758	$82,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,278	$12,000
Total current liabilities	13,278	12,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of March 31, 2009 and December 31, 2008	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(131,936)	(103,747)
Total Stockholders’ Equity	42,480	70,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,758	$82,669

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2009	2008

REVENUE	$15,677	$69,753

OPERATING EXPENSES
General and administrative	17,600	15,208
Professional fees	26,267	31,827
Total operating expenses	43,867	47,035

Other income (expense):
Interest income	-	3
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(28,190)	22,721

Provision for income taxes	-	-

NET INCOME (LOSS)	$(28,190)	$22,721

Net loss per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,966,756	59,966,648

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,190)	$22,721
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Change in assets and liabilities
Decrease (increase) accounts receivable	14,308	(55,264)
Increase (decrease) accounts payable and accrued expenses	1,279	2,100
Net cash provided by operating activities	(12,603)	(30,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	-
Net cash used in financing activities	-	-

NET (DECREASE) IN CASH	(12,603)	(30,443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,567	64,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,964	$34,509

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – ORGANIZATION

Organization

Chaolei Marketing and Finance Company (the Company) was established to act as a sales, marketing and finance agent of Sichuan Chaolei Industry Stock Co, Ltd. (CICO), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips.  Additionally, CICO owns a subsidiary company that produces pipes for hydroelectric projects.

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

As reflected in the accompanying financial statements, the Company has a net loss of $28,190 for the three months ended March 31, 2009, and accumulated net losses of $131,936. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  The Company considers all accounts receivable collectible as of March 31, 2009 and, therefore, no reserve has been recorded.

Concentration of Credit Risk

During the three months ended March 31, 2009 and 2008 one customer accounted for 100% of the Company's sales.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of March 31, 2009 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company adopted SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  We began to earn revenues again during the first quarter of 2009.  We anticipate that revenues will build slowly throughout the year.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table presents the statement of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The discussion following the table is based on these results.

	For The Three Months Ended March 31,
	2009	2008

REVENUE	$15,677	$69,753

Total operating expenses	43,867	47,035

NET INCOME (LOSS)	$(28,190)	$22,721

Total Revenues

We had revenues of $15,677 for the three months ended March 31, 2009 and $69,753 for the three months ended March 31, 2008.  This decrease is attributable to the reduced receipt of commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the Companies on October 17, 2007, due to the earthquake in Sichuan Province in May, 2008 which slowed the production and sales of silicon products.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 decreased to $43,867 from $47,035 for the three months ended March 31, 2008 representing an decrease of $3,168. The decrease is attributable to cost savings in our professional fees in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co,, Ltd. on October 17, 2007.

Net income (loss)

Net loss was $28,190 for the three months ended March 31, 2009, compared to net income $22,721for the same period ended March 31, 2008, an increase of $50,911.  Our net losses increased because of a decrease in revenues due to the lingering effects of an earthquake in Sichuan Province, China in May 2008.  This earthquake, in turn, affected the production abilities of Sichuan Chaolei Industry Stock Co, Ltd., our sole source of revenue.  Our expenses decreased during this period for the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co, Ltd. on October 17, 2007.

Liquidity and Capital Resources

As of March 31, 2009, we have assets of $55,758 consisting of cash of $1,964 and intangible assets of $53,794 and total liabilities of $13,278, consisting of accounts payable of 9,628 and accrued expenses of $3,650, compared with December 31, 2008 when we had assets of $82,669 consisting of cash of $14,567, accounts receivable of $14,308 and intangible assets of $53,794 and total liabilities of $12,000, consisting of accounts payable of $12,000.

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

We anticipate that our general and administrative expenses for the next 12 months will total $103,200.

The breakdown is as follows:

General and Administrative
Legal and Accounting	$45,000
Telecommunications	1,200
Office Supplies	500
Postage & Shipping	1,200
Travel	10,000
Utilities	4,800
Taxes and Licenses	500
Salaries and Wages	40,000
TOTAL	$103,200

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

 We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $103,200. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Not applicable because we are a smaller reporting company.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAOLEI MARKETING AND FINANCE COMPANY

Date: May13, 2009	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer