Form 10-Q
period 2009-06-30
Chaolei Marketing & Finance Co.
filed 2009-08-19
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chaolei Marketing and Finance Company
(Exact name of registrant as specified in the Charter)

Florida	000-50214	65-0968839
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

511 NE 94th Street, Building 2, Miami Shores, Florida 33138
 (Address of Principal Executive Offices)

(305) 759-2444
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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

June 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,433	$14,567
Accounts receivable	-	14,308
Total current assets	1,433	28,875

Intangible asset	53,794	53,794

TOTAL ASSETS	$55,227	$82,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,370	$12,000
Total current liabilities	24,370	12,000

Advances-Related Party	29,985	-

TOTAL LIABILITIES	$54,355	$12,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of June 30, 2009 and December 31, 2008	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(173,544)	(103,747)
Total Stockholders’ Equity	872	70,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,227	$82,669

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$-	$67,421	$15,677	$137,175

OPERATING EXPENSES
General and administrative	12,367	15,113	29,967	30,321
Professional fees	29,241	29,052	55,507	60,880
Total operating expenses	41,607	44,165	85,474	91,201

Other income (expense):
Interest income	-	28	-	31
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(41,607)	23,284	(69,797)	46,005

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(41,607)	$23,284	$(69,797)	$46,005

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	59,999,756	59,966,648	59,999,756	59,966,648

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,797)	$46,005
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Change in assets and liabilities
Decrease (increase) accounts receivable	14,308	180
Increase (decrease) accounts payable and accrued expenses	12,370	2,100
Net cash provided by operating activities	(43,119)	48,285

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	29,985	-
Net cash used in financing activities	-	-

NET (DECREASE) IN CASH	(13,134)	48,285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,567	64,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,433	$113,237

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

As reflected in the accompanying financial statements, the Company has a net loss of $17,942 for the six months ended June 30, 2009, and accumulated net losses of $121,689. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company considers all accounts receivable collectible as of June 30, 2009 and, therefore, no reserve has been recorded.

Concentration of Credit Risk

During the three and six months ended June 30, 2009 and 2008 one customer accounted for 100% of the Company's sales.

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
June 30, 2009

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

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of June 30, 2009 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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
June 30, 2009

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

NOTE 7 – SUBSEQUENT EVENT

Resignation of Officer

Effective August 5, 2009, Mr. Bruce S. Trulio resigned as the Assistant Secretary of our company.  There were no disagreements between Mr. Trulio and us or any officer or director of the Company.

Appointment of Officer

Effective August 5, 2009, the directors appointed Mr. Stuart Cooper as assistant secretary, registered agent and a member of our Board of Directors.

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

 On October 22, 2007, we entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, we acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of our common stock which provided for us to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October 22, 2007.  Pursuant to the Agreement, we filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company. Pursuant to the Sales and Marketing Agreement, we will receive a commission of 10% of CICO’s worldwide revenues from all sources.  While we have signed supply contracts with two potential major customers during the fourth Quarter of 2007, sales of silicon products were substantial impacted by events described below.

During the second quarter of 2008, a major earthquake struck Sichuan Province, China. The effects of this earthquake are still being felt. Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd. is located in Sichuan province. As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  While the mines of CICO were not to our knowledge directly impacted our supplier has faced substantial infrastructure and labor issues as a result of this event and its aftermath. We earned limited revenues during the first quarter of 2009 and have had no revenues for the three month period ending June 30, 2009 and expect that conditions to remain the same for the current quarter but thereafter slowly improve. Full operations for CICO are anticipated to resume during 2010.

RESULTS OF OPERATIONS

Results of Operations for the Three months Ended June 30, 2009 Compared to the Three months Ended June 30, 2008

The following table presents a summary of the statement of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The discussion following the table is based on these results.

	For The Three months Ended June 30,
	2009	2008

REVENUE	$29,985	$67,421

Total operating expenses	19,737	44,165

NET (LOSS) INCOME	$10,248	$23,284

Total Revenue

We had $29,985 revenue for the three months ended June 30, 2009 and $67,421 for the three months ended June 30, 2008.  This decrease is attributable to the temporary suspension of mining operations by our supplier.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 decreased to $19,737 from $44,165 for the three months ended June 30, 2008 representing a decrease of $24,428. The decrease is attributable to suspension of our marketing efforts and reduction of officer compensation. The operating expenses for the three month period ending June 30, 2009 included professional fees and costs associated with our recent registration statement and other regulatory compliance issues.

Net income (loss)

Net loss was $10,248 for the three months ended June 30, 2009, compared to net income $23,284 for the same period ended June 30, 2008, a net decrease in income of $13,036. Our net losses versus net income for the comparable period are a direct result of the interruption of the mining business of our supplier as a result of the 2008 Sichuan earthquake.

Results of Operations for the Six months Ended June 30, 2009 Compared to the Six months Ended June 30, 2008

The following table presents the statement of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The discussion following the table is based on these results.

	For The Six Months Ended June 30,
	2009	2008

REVENUE	$45,662	$137,175

Total operating expenses	63,604	91,201

NET (LOSS) INCOME	$(17,942)	$46,005

Total Revenue

We had revenue of $45,662 for the six months ended June 30, 2009 and $137,175 for the six months ended June 30, 2008.  This decrease is attributable to a suspension of mining operations of our supplier as a result of a magnitude eight earthquake in May of 2008 which directly impacted the Sichuan province of China.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 decreased to $63,604 from $91,201 for the six months ended June 30, 2008 representing a decrease of $27,597. The decrease is attributable to a reduction in marketing related expenses. The most significant element of our operating expenses for the six months ended June 30, 2009 are professional fees and administrative costs associated with regulatory compliance.

Net income (loss)

Net loss was $(17,942) for the six months ended June 30, 2009, compared to net income $46,005 for the same period ended June 30, 2008, representing a decrease of $28,063.  Our income decreased due primarily to the reduction of revenue due to the inability of our supplier to provide mined products as a result of the 2008 Sichuan earthquake and expenses associated with our recent  registration statement.

Liquidity and Capital Resources

As of June 30, 2009, we have assets of $55,227 consisting of $1,433 in cash and intangible assets of $53,794 and total liabilities of $2,500 consisting of accounts payable of $2,500 compared with December 31, 2008 when we had assets of $82,669 consisting of cash of $14,567 accounts receivable of $14,308 and intangible assets of $53,794 and total liabilities of $12,000 consisting of accrued expenses of $12,000.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our business plan is subject to attaining adequate revenue base which is temporarily impacted by reconstruction projects in the Sichuan province of China. We cannot assure investors that additional financing will be available or that sufficient mining operations can safely resume with our supplier or will not be further interrupted by new significant seismic events. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We intend to hire additional employees for sales, administrative and finance support staff as necessary, though we have no time frame in which we expect to hire such staff. Additional sales staff, when required, will be hired on a commission basis, and administrative and finance support staff will only be hired when revenues are such that the company can support such a staff.   Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth. For the six months ending June 30, 2009 we have relied on short-term borrowings and advances from our supplier (a related party) and collection of accounts receivable. We currently have $0 in accounts receivable and can not assure investors our supplier will continue to fund operations beyond this fiscal year.

We anticipate that our general and administrative expenses for the next 12 months will total $125,000. The breakdown is as follows:

General and Administrative
Legal and Accounting	$65,000
Salaries and Wages	22,000
Consulting Fees	15,000
Travel	12,000
Fees and Registration costs	8,000
Taxes and Licenses	1,500
Office Expenses	1,500
TOTAL	$125,000

The foregoing table represents our best estimate of our cash needs based on current planning, anticipated expenses and costs and relevant business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: August 18, 2009	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer