Form 10-Q
period 2009-09-30
Chaolei Marketing & Finance Co.
filed 2009-11-23
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

September 30, 2009

i

CHAOLEI MARKETING AND FINANCE
COMPANY
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$310	$14,567
Accounts receivable	-	14,308
Total current assets	310	28,875

Intangible asset	53,794	53,794

TOTAL ASSETS	$54,104	$82,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,566	$12,000
Total current liabilities	49,566	12,000

Advances-Related Party	29,985	-

TOTAL LIABILITIES	$79,551	$12,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of September 30, 2009 and December 31, 2008	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(199,863)	(103,747)
Total Stockholders’ Equity	(25,447)	70,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,104	$82,669

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$-	$-	$15,677	$137,175

OPERATING EXPENSES
General and administrative	9,588	31,460	39,555	62,481
Professional fees	16,731	19,813	72,238	79,992
Total operating expenses	26,319	51,273	111,793	142,473

Other income (expense):
Interest income	-	179	-	209
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(26,319)	(51,094)	(96,116)	(5,089)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(26,319)	$(51,094)	$(96,116)	$(5,089)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,999,756	59,966,756	59,999,756	59,966,756

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,116)	$(5,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Increase accounts receivable	14,308	181
Increase accounts payable and accrued expenses	37,566	2,100
Net cash used in operating activities	(44,242)	(2,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	29,985	-
Net cash used in financing activities	29,985	-

NET (DECREASE) IN CASH	(14,257)	(2,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,567	64,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$310	$62,144

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2009

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

As reflected in the accompanying financial statements, the Company has a net loss of $96,116 for the nine months ended September 30, 2009, and accumulated net losses of $199,863. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2009

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

Revenue Recognition

The Company derives its revenue from the sale of mined silicon, and poly- and mono-crystaline silicon ingots and wafers. The Company presents revenue in accordance with FASB new codification of “Revenue Recognition in Financial Statements”.  Under the “Revenue Recognition in Financial Statements”, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company considers all accounts receivable collectible and, therefore, no reserve has been recorded. The Company has not recognized any accounts receivable as of September 30, 2009.

Concentration of Credit Risk

During the nine months ended September 30, 2009 and 2008 one customer accounted for 100% of the Company's sales.

Income Taxes

The Company accounts for income taxes under FASB new codification of Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with FASB new codification of Earnings Per Share for all periods presented.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 September 30, 2009

Goodwill and Indefinite-Lived Intangible Assets

In accordance with FASB new codification of "Goodwill and Other Intangible Assets," goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with FASB new codification.

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. Goodwill and Other Intangible Assets also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO.  The Company does not believe any impairment of this asset has occurred as of September 30, 2009 and, therefore, has recorded no loss from impairment in its Statement of Operations.

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

NOTE 4 – AGREEMENTS

On December 1, 2007, the Company entered into a 6 month employment agreement with its Assistant Secretary.  The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning December 15, 2007 and ending May 15, 2008. On April 12, 2008, the Company entered in to a 6 month employment agreement with its Assistant Secretary. The Company is obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until March 31, 2009. This agreements was not renewed.

On December 1, 2007 the Company entered into a 12 month Consulting Agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services.  The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008. On December 9, 2008, the agreement was extended until March 31, 2009. This agreement was not renewed.

On July 15, 2009 the Company entered into a 12 month Consulting Agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services. The Company is obligated to pay the Consultant $3,000 per month, payable in advance on the first day of the month.

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

During the second quarter of 2008, a major earthquake struck Sichuan Province, China. The effects of this earthquake are still being felt. Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd. is located in Sichuan province. As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  While the mines of CICO were not to our knowledge directly impacted our supplier has faced substantial infrastructure and labor issues as a result of this event and its aftermath. We earned limited revenues during the first quarter of 2009 and have had no revenues for the three month period ending September 30, 2009 and expect that conditions to remain the same for the current quarter but thereafter slowly improve. Full operations for CICO are anticipated to resume during 2010.

RESULTS OF OPERATIONS

Results of Operations for the Three months Ended September 30, 2009 Compared to the Three months Ended September 30, 2008

The following table presents a summary of the statement of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The discussion following the table is based on these results.

	For The Three months Ended September 30,
	2009	2008

REVENUE	$-	$-

Total operating expenses	26,319	51,237

NET (LOSS) INCOME	$(26,319)	$(51,094)

Total Revenue

We had no revenues for the three months ended September 30, 2009 and September 30, 2008.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 decreased to $26,319 from $51,273 for the three months ended September 30, 2008. The decrease is attributable to suspension of our marketing efforts and reduction of officer compensation. The operating expenses for the three month period ending September 30, 2009 included professional fees and costs associated with our recent registration statement and other regulatory compliance issues.

Net income (loss)

Net loss was $26,319 for the three months ended September 30, 2009, compared to net loss of $51,094 for the same period ended September 30, 2008. Our net losses decreased for the comparable period as a direct result of the interruption of the mining business of our supplier as a result of the 2008 Sichuan earthquake.

Results of Operations for the Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

The following table presents the statement of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The discussion following the table is based on these results.

	For The Nine Months Ended September 30,
	2009	2008

REVENUE	$15,677	$137,175

Total operating expenses	111,793	142,473

NET (LOSS) INCOME	$(96,116)	$(5,089)

Total Revenue

We had revenue of $15,677 for the nine months ended September 30, 2009 and $137,175 for the nine months ended September 30, 2008.  This decrease is attributable to a suspension of mining operations of our supplier as a result of a magnitude eight earthquake in May of 2008 which directly impacted the Sichuan province of China.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 decreased to $111,793 from $142,473 for the nine months ended September 30, 2008. The decrease is attributable to a reduction in marketing related expenses. The most significant element of our operating expenses for the nine months ended September 30, 2009 are professional fees and administrative costs associated with regulatory compliance.

Net income (loss)

Net loss was $(96,116) for the nine months ended September 30, 2009, compared to a net loss of $(5,089) for the same period ended September 30, 2008.  Our loss increased due primarily to the reduction of revenue due to the inability of our supplier to provide mined products as a result of the 2008 Sichuan earthquake and expenses associated with our recent  registration statement.

Liquidity and Capital Resources

As of September 30, 2009, we have assets of $54,104 consisting of $310 in cash and intangible assets of $53,794 and total liabilities of $79,551consisting of accounts payable of $49,566 and advanced to related party of $29,985 compared with December 31, 2008 when we had assets of $82,669 consisting of cash of $14,567 accounts receivable of $14,308 and intangible assets of $53,794 and total liabilities of $12,000 consisting of accrued expenses of $12,000.

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

We intend to hire additional employees for sales, administrative and finance support staff as necessary, though we have no time frame in which we expect to hire such staff. Additional sales staff, when required, will be hired on a commission basis, and administrative and finance support staff will only be hired when revenues are such that the company can support such a staff.   Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth. For the nine months ending September 30, 2009 we relied on short-term borrowings and advances from our supplier (a related party) and collection of accounts receivable. We currently have $0 in accounts receivable and can not assure investors our supplier will continue to fund operations beyond this fiscal year.

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: November 23, 2009	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer