Form 10-K
period 2009-12-31
Chaolei Marketing & Finance Co.
filed 2010-05-14
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-50214

Chaolei Marketing and Finance Company
 (Name of small business issuer in its charter)

Florida	65-0968839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
511 NE 94th Street, # 2 Miami Shores, Fl	33138
(Address of principal executive offices)	(Zip Code)

(305) 759-2444
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 14, 2010, the registrant had 59,999,756 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		PAGE
	PART I	1
ITEM 1.	Business	1
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	7
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

	PART II	2
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2
ITEM 6.	Selected Financial Data	3
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	7
ITEM 8.	Financial Statements and Supplementary Data	F-
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
ITEM 9A(T).	Controls and Procedures	17
ITEM 9B.	Other Information
	PART III	18
ITEM 10.	Directors, Executive Officers and Corporate Governance	18
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	24
ITEM 14.	Principal Accounting Fees and Services	24

	PART IV	25
ITEM 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES		16
SCHEDULE II
EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other written reports and oral statements made from time to time by Chaolei Marketing and Finance Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this annual report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this annual report on Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report on Form 10-K. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I

ITEM 1.      BUSINESS

General

Chaolei Marketing and Finance Company (previously BioTex Holdings, Inc.) was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking.

In June, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and BioTex Corp. (“BIOTEX”), a Florida corporation, whereby the Company purchased all of the outstanding shares of BIOTEX and BIOTEX became a wholly owned subsidiary of the Company. BioTex Corp was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.

On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, BIOTEX and BTX Holdings, Inc., a Florida corporation (“BTX”), BTX purchased all of the outstanding shares of BIOTEX. Pursuant to the Agreement, the Company transferred all of the outstanding shares of BIOTEX to BTX and BIOTEX became a wholly owned subsidiary of BTX.  Since the Company had no other assets than BIOTEX and all of the shares of BIOTEX were transferred to BTX, the Company became a shell company as defined in Rule 12b-2 of the Exchange Act.

On October 22, 2007, we entered into an Agreement to acquire a Marketing and Commission Agreement with Sichuan Chaolei Stock Industry Company, Ltd., (“CICO”),  a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips.  Additionally, CICO owns a subsidiary company that produces pipes for hydroelectric projects. Pursuant to this Agreement, the Company agrees to be CICO’s exclusive sales agent throughout the World, in China and outside of China, for all products and services offered by CICO. As consideration for this exclusive right, CICO shall pay the Company a 10% commission on worldwide sales. We issued 53,793,990 shares of common stock to CICO shareholders as identified in Schedule B of the Agreement, as well as 3,000,000 shares of common stock to the individuals identified on Schedule C of the Agreement as a finder’s fee for this transaction. Pursuant to the Agreement, we filed with the state of Florida to change our name to Chaolei Marketing and Finance Company.

Supply Agreements

In October, 2007, we entered into an agreement with Sichuan Chaolei Stock Industry Company, Ltd., or CICO,  formerly changed to Sichuan Haulin Silicon Energy Resources Co., LTD. In 2009, or HSER, a Chinese company located in Chengdu, Sichuan Province, People’s Republic of China which caused us to become CICO’s exclusive sales and marketing agent worldwide.  We will receive a commission of 10% of global sales, payable each month based on our and CICO’s sales figures.  On October 22, 2007, the effective date of the transaction, we issued 53,793,990 shares to approximately 2700 shareholders in exchange for the sales and marketing agreement.  Additionally, our sole director and officer named a new board of directors, and hired new executive officers, and resigned his positions at the company.

Sales Contracts

In December 2007, the Company executed an off-take sales agreement with Canadian Solar, Inc., (“CSI”) a Canadian company engaged in the business of research, production, sales and after service of photovoltaic products that convert solar energy into electricity.  CSI is producing solar voltaic products and solar power products for a wide range of applications, and works with some of the world’s leading solar voltaic companies and is listed on NASDAQ under the symbol CSI.  The CSI Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year for the following year based on current market prices of silicon.  For 2008, polysilicon products sold for approximately $100 per kilo.  The spot price was in the mid 100’s or lower for 2009. The prediction for the market price in 2010 will continue with a downward trend.

In December 2007, the Company executed off-take sales agreements with Osung LST Co., Ltd, a Korean company engaged in the business of research, production, sales and after service of photovoltaic products such as solar grade silicon ingots and wafers.  Osung is listed on the Korean stock market under the symbol 052420.KQ.  The Agreement calls for the purchase of these products beginning in 2009 and continuing until 2014.  While the Agreement defines the quantities of silicon products to be delivered in each year, it requires delivery agreements to be negotiated and signed at the end of each year based on current market prices of silicon.

From January 1, 2008 through March 10, 2010 no new sales contracts were obtained.  The Company is approaching new customers to obtain sales contracts from entities around the world, not affected by the May 2008 earthquake.

The Earthquake

The Earthquake

The 2008 Sichuan earthquake was a deadly earthquake that measured at 8.0 Ms and 7.9 Mw occurred on May 12, 2008 in Sichuan province of China, killing at least 68,000 people.

Strong aftershocks, some exceeding magnitude 6, continued to hit the area even months after the main quake, causing new casualties and damage.

On November 6, 2008, the central government announced that it will spend 1 trillion yuan (about $146.5 billion) over the next three years to rebuild areas ravaged by the earthquake.

The earthquake left at least 5 million people without housing, although the number could be as high as 11 million.  Millions of livestock and a significant amount of agriculture were also destroyed, including 12.5 million animals, mainly birds. In the Sichuan province a million pigs died out of 60 million total. Catastrophe modeling firm AIR Worldwide reported official estimates of insurers' losses at US$1 billion from the earthquake; estimated total damages exceed US$20 billion. It values Chengdu, Sichuan Province’s capital city of 4.5 million people, at around US$115 billion, with only a small portion covered by insurance.

Executive vice governor Wei Hong confirmed on November 21, 2008 that 19,065 identified schoolchildren died, and more than 90,000 people in total were dead or missing in the earthquake. He stated that 200,000 homes had been rebuilt, and 685,000 were under reconstruction, but 1.94 million households were still without permanent shelter. 1,300 schools had been reconstructed, with initial relocation of 25 townships, i`ncluding Beichuan and Wenchuan, two of the most devastated areas. The government spent $441 billion dollars on relief and reconstruction efforts. The Sichuan Hualin Silicon Energy Resources Co., Ltd    newly constructed ore processing facility was completely destroyed. The company is part of the economic stimulus package.

Chaolei Marketing and Finance Company (f/k/a BioTex Holdings, Inc.) (the Company) was established to act as a sales, marketing and finance agent of Sichuan Hualin Silicon Energy Resources Co., Ltd formerly Sichuan Chaolei Industry Stock Co, Ltd. (CICO), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips.

Sichuan Hualin Silicon Energy Resources Co., Ltd, 四川桦林硅晶能源股份有限公司, address is Shuangliu County Economic Development Zone, West Air Hong Kong Air Port Road, West Erduan 1093. There telephone number is  Tel: 028-81501122. There fax is Fax:028-81501122. There website is http://www.hualin.sc.cn/

The business of Sichuan Hualin Silicon Energy Resources Co., Ltd is Polysilicon.

Polysilicon is an essential raw material in the production of PV cells. Polysilicon is created by refining quartz or sand to produce electronic-grade or solar-grade polysilicon. The key difference between electronic-grade and solar grade polysilicon is the purity requirement. The purity requirement for solar-grade polysilicon is typically 99.9999%-99.999999% pure, while electronic grade polysilicon tends to be at least 99.9999999% pure. The majority of polysilicon production begins with quartz or sand, which is refined into metallurgical grade silicon, or MG-Si. MG-Si is then purified by various chemical processes. There are two main methods in which this can be accomplished, namely silane-based and trichlorosilane (TCS)-based processes. There are two technologies for producing polysilicon from silane and TCS: the Siemens reactor method and the fluidized bed reactor, or FBR method. In the Siemens reactor process, the silane or TCS gas is introduced into a thermal decomposition furnace (reactor) with high temperature polysilicon rods inside a jacketed bell jar. The silicon contained in the gas will deposit on the heated rods, which gradually grow until the desired diameter has been reached. In the FBR process, silane or TCS gas is introduced into a tube-like reactor in which small polysilicon granules are suspended in the gas stream, referred to as the fluidized bed. The silicon contained in the gas deposits on the surface of the hot granules in the bed until the desired diameter has been reached. The end product is in the form of rods or chunks of polysilicon. The technology in the Siemens reactor was developed in the late 1950’s, is widely implemented, accounting for a majority of the polysilicon production today, and currently produces a higher purity of material.

Silicon Ingots and Wafers

Before polysilicon rods or chunks can be used in PV cells, they must first be converted into ingots, which are cut into wafers. There are two processes for making ingots from polysilicon: the monocrystalline and the multicrystalline process. To make monocrystalline ingots, a single crystal of polysilicon is grown, whereas, multicrystalline ingots are made by melting chunks of polysilicon together in a crucible to form a large block of multicrystalline polysilicon, which is then cut into smaller bricks. The monocrystalline ingot or the multicrystalline brick is then cut into thin wafers, typically using a cable saw. The end product is either a monocrystalline or a multicrystalline silicon wafer.

PV Cells

PV cells are made from silicon wafers. The wafer undergoes a process to combine positive and negative layers on the wafer, attach electrodes, and coat with anti-reflective materials. The performance of a PV cell is measured by its solar radiation conversion efficiency. The solar radiation conversion efficiency is a measure of the net percentage of energy from solar radiation that the PV cell converts into electricity. PV cells made from multicrystalline wafers may have efficiencies in the range of 13-18%, whereas PV cells made from monocrystalline wafers typically have higher efficiencies in the range of 20%, but are more expensive to produce.

PV Modules

PV modules are commonly known as solar panels. A PV module is made by electrically wiring together PV cells in series to increase the total voltage output. The connected cells are laminated in a glass or plastic covering and then framed. The wires connecting the PV cells terminate in a junction box to allow multiple PV modules to be electrically connected in series to further increase the voltage and power output.

Our Strategies

One of our strategies is to grow through increasing the distribution and sales of the silicon products by penetrating existing markets in China and entering new geographic markets around the world. However, many obstacles to entering such new markets exist, including, but not limited to, shipping and delivery costs, costs associated with marketing efforts and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

Business Model

The use of the products produced by CICO is highly specialized.  They are primarily used by companies in solar energy development, electronics and computer related products.  Our initial business model is based on a process where our sales representatives directly contact end users of the silicon and related products produced by CICO and solicit the sales of our products.   We will, through our various business contacts, identify and initiate contact with wholesale distributors which may purchase the silicon products.  We will then use a combination of direct telephone and in person sales methods to create a market for the product.

Sales Marketing

Supply Concentration

Chaolei Marketing & Finance Company  is the exclusive sales marketing agent worldwide for Sichuan Haulin Silicon Energy Resources Co., LTD formerly, Sichuan Chaolei Stock Industry Company, Ltd.,CICO . Chaolei Marketing & Finance Company relies on Sichuan Chaolei Stock Industry Company, Ltd., CICO to fulfill its sales agreements to its customers and by doing so fulfill its compensation agreement to Chaolei Marketing & Finance Company.  Sichuan Haulin Silicon Energy Resources Co., LTD formerly, Sichuan Chaolei Stock Industry Company, Ltd., (CICO) accounts for all (100%) of the company’s sales for the year ended December 2009.

During the second quarter of 2008, a major earthquake struck Sichuan province, China.  The effects of the earthquake are still being felt.  Our main supplier, Sichuan Chaolei Stock Industry, LTD. and two of its customers is located in Sichuan Province.  As a result of the earthquake, CICO was forced to halt mining operations temporarily, which has temporarily interrupted our revenues.  While the mines of CICO were not to our knowledge impacted, our supplier has faced substantial infrastructure and labor issues.  As a result of this event and its aftermath, we earned limited revenues during the first quarter, 2009 and had no revenues through the end of the year and first quarter, 2010

CICO is looking to obtain control of operating company’s not affected by the earthquake so it may fulfill its contractual obligations.  A target company has been identified with negotiations ongoing.  There is no guarantee that such negotiations will be completed or successful or CICO will resume business – production during 2010 or if at all.

All sales will initially be generated through sales by external sales and marketing representatives, including those at our main supplier, CICO.

Sales and Marketing

Our company employs the  direct sales  method of getting the product to the worldwide consumer of these highly specialized products.   Direct sales can occur in person or via the phone. Indirect, or channel sales typically refers to sales through a reseller including those at our main supplier, CICO.  A reseller can order from us directly, from our main supplier, CICO, or from a wholesale distributor.  We intend to contract wholesale distributors by territory and they in turn would sell to multiple resellers.  In any case, the compensation would be based on the reseller’s volume.

Revenue Model

Our revenue model contemplates a single form of revenue, but from multiple sources.  We anticipate earning our revenue based on the success of our sales and marketing efforts provided to our main supplier, CICO, as well as the performance of the off-take agreements signed in December 2007.  We will earn a percentage of sales directly related to our efforts.  Since we will be processing the sales for our client, we will have a direct and firsthand knowledge of the effectiveness of our efforts. No new contracts have been obtained. There is a question as to the viability of current contracts. There is no guarantee that suppliers will continue to wait for production from Sichuan Hualin Silicon Energy Resources Co., Ltd, We do not expect to generate significant revenue until  Sichuan Hualin Silicon Energy Resources Co., Ltd,  successfully obtains funding, commences reconstruction and the manufacture and shipment of polysilicon and begin meeting the obligations under its supply contracts.

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through commissions earned and advances under our contract form Sichuan Hualin Silicon Energy Resources Co., Ltd,

Sichuan Hualin Silicon Energy Resources Co., Ltd,  in China raises moneys by both registered and unregistered offerings of their securities and prepayments on their long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete  There  polysilicon production facility currently is awaiting funding under reconstruction.

As of April 30, 2010, we had cash and cash equivalents on hand of approximately $20,000 and short term liabilities in excess of that amount. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due over the next twelve months. We do not expect to generate significant revenue until  Sichuan Hualin Silicon Energy Resources Co., Ltd,  successfully obtains funding, commence reconstruction and the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.

Employees

We have 1 part-time employee in the USA and a total of eight (8) worldwide. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The employees also serve as employees of a related company, CICO.  Because CICO and CMFC have employees in common and common goals, the employees do not have to dedicate all their time to their duties to one company or another.  Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers and employees.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

Customer Concentration

Chaolei Marketing & Finance Company is the exclusive sales marketing agent worldwide.  Chaolei Marketing & Finance Company relies on CICO to fulfill its sales agreements to its customers and by doing so fulfill its compensation agreement to Chaolei Marketing & Finance Company.  Sichuan Chaolei Stock Industry, LTD (CICO) accounts for all (100%) of the companies sales for the year ended December 2009.

During the second quarter of 2008, a major earthquake struck Sichuan province, China.  The effects of the earthquake are still being felt.  Our main supplier, Sichuan Chaolei Stock Industry, LTD and two of its customers is located in Sichuan Province.  As a result of the earthquake, CICO was forced to halt mining operations temporarily, which has temporarily interrupted our revenues.  While the mines of CICO were not to our knowledge impacted, our supplier has faced substantial infrastructure and labor issues.  As a result of this event and its aftermath, we earned limited revenues during the first quarter, 2009 and had no revenues through the end of the year and first quarter, 2010

CICO is looking to obtain control of an operating company not affected by the earthquake so it may fulfill its contractual obligations.  A target company has been identified with negotiations ongoing.  There is no guarantee that such negotiations will be completed or successful or CICO will resume business – production during 2010 or if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on June 3, 2009 and is listed on the Over the Counter Bulletin Board (“OTCBB”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “CHFKOB”.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future.  The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.  We have no preferred stock outstanding.

The information required by this item with respect to equity compensation plans is set forth under item 11 of this report and incorporated herein by reference.

The reported high and low share bid prices for our common stock from and after June 3, 2009, as reported by the OTCBB are shown below for the periods indicated.

	Price Range
	Low		High
Year ended December 31, 2009
First Quarter (March 31, 2009)	$	n/a	$	n/a
Second Quarter June 30, 2009)		$0.01		$0.25
Third Quarter September 30, 2009)		$0.25		$0.25
Fourth Quarter (December 31, 2009)		$0.25		$0.51

Year ended December 31, 2008
Third Quarter (September 30, 2008)	$	n/a	$	n/a
Fourth Quarter (December 31, 2008)	$	n/a	$	n/a

Minimal Public Market for Common Stock

There is minimal  trading market for our Common Stock at present and there has been limited trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

Holders

There are 2,853 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Recent Sales of Unregistered Securities

On October 22, 2007, we entered into an Agreement to acquire a Marketing and Commission Agreement with Sichuan Chaolei Industry Stock Company, LTD (“CICO”).  Pursuant to this Agreement, the Company agrees to be Sichuan’s sales agent throughout the World, in China and outside of China, for all products and services offered by CICO.  As consideration for this Agreement, we issued 53,793,990 shares of our common stock to CICO shareholders and  3,000,000 shares of common stock as a finder’s fee for this transaction.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report

BUSINESS OVERVIEW

We were incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking. In June, 2005 pursuant to a Stock Purchase Agreement and Share Exchange between the Company and BioTex Corp.(“BIOTEX”), a Florida corporation, whereby the Company purchased all of the outstanding shares of BIOTEX and BIOTEX became a wholly owned subsidiary of the Company.  BioTex Corp was established in 2003 to develop and employ technologies from around the world to process biomass (plant derived) waste, extract the usable fractions, and then utilize or sell those extractions in further downstream processes.
+
On December 30, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, BIOTEX and BTX Holdings, Inc., a Florida corporation (“BTX”), BTX purchased all of the outstanding shares of BIOTEX.  Pursuant to the Agreement, the Company transferred all of the outstanding shares of Corp. to BTX and BIOTEX became a wholly owned subsidiary of BTX.  Since the Company had no other assets than BIOTEX and all of the shares of BIOTEX were transferred to BTX, the Company became a shell company as defined in Rule 12b-2 of the Exchange Act.

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

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  It is anticipated that revenues will begin again during the third quarter of 2010.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table presents the statement of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The discussion following the table is based on these results.

	For The Years Ended December 31,
	2009	2008

REVENUE	$15,677	$137,175

Total operating expenses	140,632	199,592

NET LOSS	$(124,955)	$(62,166)

Total Revenues

We had revenues of $15,677 for the year ended December 31, 2009 and $137,175 for the year ended December 31, 2008.  This decrease is attributable to the receipt of lower commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the respective company’s on October 22, 2007.  During the first quarter of 2009, CICO sold its pipe facility, the primary basis of commissions to CMFC.

Operating Expenses

Operating expenses for the year ended December 31, 2009 decreased to $140,632 from $199,592 for the year ended December 31, 2008 representing an decrease of $58,960.

Net income (loss)

Net loss of $124,955 for 2009 and $62,166 for 2008.

Going Concern

During 2008 a major earthquake struck Sichuan Province, China. The effects of this earthquake disrupted the supply and labor force supporting its sole customer and main supplier (CICO) and they were forced to suspend operations temporarily which have in turn interrupted our revenues.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As reflected in the accompanying financial statements, the Company has a net loss of $124,955 for the year ended December 31, 2009, and accumulated net losses of $228,702. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, generate revenue, and secure additional financing. The Company believes it is taking actions to secure additional financing which the Company is currently pursuing, but the Company will not be able to continue as a going concern in the absence of obtaining sufficient funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2009, we have assets of $56,094 consisting of $2,300 cash, accounts receivable of $0 and an intangible asset of $53,794 and total liabilities of $50,380, compared with December 31, 2008 when we had assets of $82,669 consisting of $14,567 cash, accounts receivable of $14,308 and intangible assets of $53,794, and total liabilities of $12,000, consisting of accounts payable of $12,000.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing we may be unable to proceed with our plan of operations.

We intend to hire additional employees for sales, administrative and finance support staff as necessary, though we have no time frame in which we expect to hire such staff. Additional sales staff, when required, will be hired on a commission basis, and administrative and finance support staff will only be hired when revenues are such that the Company can support expanded operations.   Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months we still anticipate being able to continue with our present activities, require financing to support our minimum operations and professional expenses overall

We anticipate that our general and administrative expenses for the next 12 months will total $188,200.

The breakdown is as follows:
General and Administrative
Legal and Accounting	$55,200
Selling Expenses	43,000
Consulting Fees	36,000
Officer Salaries	36,000
Office Expenses	6,000
Taxes and Licenses	5,000
Travel	5,000
Filing and Registration Costs	2,000

Total	188,200

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we continue to incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our business operations to cover our operating expenses.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $188,200.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Impairment of Assets

The Company accounts for its long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. In addition, given the shutdown of the CICO in China’s operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the marketing agreement has an indication of impairment.  No such impairment was present.   However, as a result of the indefinite shutdown of CICO starting in April 2010, we took an impairment charge of 50% of the asset.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

New Accounting Standards

Accounting Standards Codification  —  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our year ended December 31, 2009, and have eliminated references to pre-ASC accounting standards throughout our financial statements. Our adoption of the ASC did not have a material impact on our financial statements.

Business Combinations

In December, 2007, FASB ASC 850 “Business Combinations” was adopted. This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of FASB ASC 850 is broader than the scope of SFAS No. 141, which it replaces. The effective date of FASB ASC 850 is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, FASB ASC 815 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was adopted. This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, FASB ASC 815, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161) was adopted. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of FASB ASC 815 on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, FASB 350-30, “Determination of the Useful Life of Intangible Assets,” was adopted which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities.  On January 1, 2009, the Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, now ASC 810, Consolidation (SFAS 160) the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, ASC 815-10-50, Derivatives (SFAS 161) the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, ASC 105 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, ASC 944 the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.  The adoption of this standard in the second quarter of 2009 had no material impact on the Company’s  financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for the Company on October 1, 2009 and did not have a significant impact on its financial position or results of operations.

In October 2009, the FASB issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued an amendment to a standard which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. The standard was effective upon issuance. The adoption of this standard had no effect on our financial position or results of operations.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHAOLEI MARKETING AND FINANCE COMPANY

FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors
of Chaolei Marketing and Finance Company

     We have audited the accompanying balance sheets of as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaolei Marketing and Finance Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
May 14, 2010

CHAOLEI MARKETING AND FINANCE COMPANY

BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$2,300	$14,567
Account receivable	-	14,308
Total current assets	2,300	28,875

INTANGIBLE ASSETS	53,794	53,794

TOTAL ASSETS	$56,094	$82,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable and accrued expenses	$50,380	$12,000
Total current liabilities	50,380	12,000

ADVANCE - RELATED PARTY	60,000	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 59,999,756 shares issued and outstanding
as of December 31, 2009 and 2008	114,416	114,416
Additional paid-in capital	60,000	60,000
Accumulated deficit	(228,702)	(103,747)
Total stockholders' equity (deficit)	(54,286)	70,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,094	$82,669

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008

REVENUE	$15,677	$137,175

OPERATING EXPENSES
General and administrative	35,944	77,555
Professional fees and costs	104,688	122,037
Total operating expenses	140,632	199,592

INTEREST INCOME	-	251

NET LOSS BEFORE PROVISION
FOR INCOME TAXES	(124,955)	(62,166)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(124,955)	$(62,166)

NET LOSS PER SHARE
- BASIC AND DILUTED	$(0.002)	$(0.001)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	59,999,756	59,999,756

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY

STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,955)	$(62,166)
Adjustments:
Change in assets and liabilities
Accounts receivable	14,308	181
Accounts payable	38,380	11,600
Net cash used in operating activities	(72,267)	(50,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from - related party	60,000	-
Net cash provided by financing activities	60,000	-

NET DECREASE IN CASH	(12,267)	(50,385)

CASH - BEGINNING OF PERIOD	14,567	64,952

CASH - END OF PERIOD	$2,300	$14,567

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

BALANCE AT JANUARY 1, 2007	-	$-	2,525,679	$2,526	$11,336	$(25,612)	$(11,750)

Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-employee services	-	-	3,680,087	3,680	1,320	-	5,000
Shares issued for marketing agreement	-	-	53,793,990	53,794	-	-	53,794
Capital contributions from related parties	-	-	-	-	101,760	-	101,760
Net loss for the year ended December 31, 2007	-	-	-	-	-	(15,969)	(15,969)
BALANCE AT DECEMBER 31, 2007	-	-	59,999,756	60,000	114,416	(41,581)	132,835

Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-employee services	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(62,166)	(62,166)
BALANCE AT DECEMBER 31, 2008	-	-	59,999,756	60,000	114,416	(103,747)	70,669

Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-employee services	-	-	-	-	-		-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(124,955)	(124,955)
BALANCE AT DECEMBER 31, 2009	-	$-	59,999,756	$60,000	$114,416	$(228,702)	$(54,286)

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

NOTE 1 – ORGANIZATION

Organization

Chaolei Marketing and Finance Company (the “Company”) [f/k/a BioTex Holdings, Inc and previously Capital Ventures Group I, Inc.] was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 2007 the Company changed its name to Chaolei Marketing and Finance Company to act as a sales, marketing and finance agent of Sichuan Chaolei Industry Stock Co, Ltd. (CICO), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips. Additionally, CICO owns a subsidiary company that produces pipes for hydroelectric projects.

The Company is primarily operated by its officers who are also employed by CICO in China. The Company maintains an office in the United States in the offices of its Assistant Secretary located in Miami Shores, Florida.

Going Concern

During 2008 a major earthquake struck Sichuan Province, China. The effects of this earthquake disrupted the supply and labor force supporting its sole customer and main supplier (CICO) and they were forced to suspend operations temporarily which have in turn interrupted our revenues.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As reflected in the accompanying financial statements, the Company has a net loss of $124,955 for the year ended December 31, 2009, and accumulated net losses of $228,702. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, generate revenue, and secure additional financing. The Company believes it is taking actions to secure additional financing which the Company is currently pursuing, but the Company will not be able to continue as a going concern in the absence of obtaining sufficient funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

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

Revenue Recognition

The Company derives its revenue from the sale of mined silicon, and poly- and mono-crystaline silicon ingots and wafers. The Company presents revenue in accordance with FASB ASC 605-10 “Revenue Recognition in Financial Statements”. Under this guidance, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company considers all accounts receivable collectible as of December 31, 2009 and, therefore, no reserve has been recorded. The Company had no accounts receivable as of December 31, 2009. All accounts receivable as of December 31, 2008 were fully collectable and, therefore, no reserve has been recorded.

Concentration of Credit Risk

During the years ended December 31, 2009 and 2008 one customer accounted for 100% of the Company's sales.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with FASB ASC 260, “Earning Per Share,” for all periods presented.

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued FASB ASC 718 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company has adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with FASB ASC 350, "Goodwill and Other Intangible Assets," goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with FASB ASC 350.

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. FASB ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO. While CICO has been forced to temporarily suspend mining operations due to the collateral impact of a major earthquake in China, inasmuch as the mines were not directly impacted. Further, this related party has provided additional funding to the Company for continuing operations to reduce the impact of a lack of commission sales, thus the Company does not believe any impairment of this asset has occurred as of December 31, 2009. There can be no assurance that CICO can or will continue to fund our operations indefinitely.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

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

NOTE 3 – RECENT ACCOUNTING STANDARDS & PRONOUNCEMENTS

New Accounting Standards

Accounting Standards Codification  —  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our year ended December 31, 2009, and have eliminated references to pre-ASC accounting standards throughout our financial statements. Our adoption of the ASC did not have a material impact on our financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

Subsequent Events

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through May 13, 2010.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

NOTE 4 – AGREEMENTS

On April 12, 2008, the Company entered in to a 6 month employment agreement with its former Assistant Secretary and was obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until March 31, 2009. On July 15, 2009, the Company entered into a 12 month employment agreement with its current Assistant Secretary and is obligated to pay him $3,000 on the 15th of every month. As of December 31, 2009, the Company has accrued $18,000 in deferred compensation to our current Assistant Secretary.

On December 1, 2007 the Company entered into a 12 month consulting agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services. The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008. On December 9, 2008, the agreement was extended until March 31, 2009. On July 15, 2009, the Company entered into a 12 month consulting agreement with its current Assistant Secretary who is also a licensed CPA in the State of Florida, and, is obligated to pay his professional firm $3,000 on the 1st day of every month.

NOTE 5 – RELATED PARTY PAYABLE

On November 14, 2007, the Company borrowed $1,000 from a related party. The note was unsecured, bears interest at 10% and was due December 31, 2007. The note and accrued interest was fully repaid as of December 31, 2007.

During 2009, CICO advanced funds to the Company to meet our regulatory and other obligations totaling $60,000. These advances are not interest bearing and can be offset against future revenues, if any, due for this related party in the future. Subsequent to the December 31, 2009, CICO advanced an additional $30,000 to the Company on the same terms as the prior advances.

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008

NOTE 6 – EQUITY

On October 22, 2007, pursuant to a Sales and Marketing Agreement, (the”SMA”) by and between the Company and Sichuan Chaolei Industry Stock Co., Ltd. (“CICO”), the Company purchased the right to act as CICO’s exclusive worldwide sales, marketing and finance agent for 56,794,042 shares of common stock, of which 53,794,042 were distributed to the CICO shareholders on a 1 for 1 basis, and 3,000,000 were distributed as consulting fees to an independent consultant of CICO’s. These shares were valued at $3,000. Pursuant to the SMA, the Company will receive 10% of all worldwide sales of CICO from the beginning of time and ending on October 22, 2057. As a result, the Company began operations as a sales and marketing agent, and is no longer a public shell corporation.

NOTE 7 – INCOME TAXES

At December 31, 2009 and 2008 we had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an approximate expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2009 and 2008.

The significant components of the deferred tax asset at December 31, 2009 and 2008 were as follows:
	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(31,982)	(9,325)
State	(6,854)	(3,419)
Tax (benefit) from the decrease in valuation allowance	38,836	12,744
Provision (benefit) for income taxes, net	$-	$-

CHAOLEI MARKETING AND FINANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
 December 31, 2009 and 2008
NOTE 7 – INCOME TAXES – (Continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.00%
State income taxes	5.50%
Other	- %
Valuation allowance	-40.50%
Effective tax rate	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

2009
Net operating loss-carry forwards	$228,702
Depreciation and amortization	-
Other	-
Deferred income tax asset	$228,702

The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2009, as it is not expected that the deferred tax assets will be realized. The net increase in valuation allowance during the year ended December 31, 2009 was $31,982.

2009
Deferred tax assets:	$-
Current	-
Non-current	72,444
Less: valuation allowance	(72,444)
Net deferred income tax asset	$-

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of May 11, 2010 are as follows:

Name	Age	Position	Date Appointed
Fan Luo	55	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors	October 22, 2007
Zhong Hua Liao Xueji Lei Li Bohai Yu Qingzhi Hu Stuart D. Cooper	27 53 45 56 32 65	Director and Secretary Vice President Vice President of Finance Director General Counsel Assistant Secretary and Director	October 22, 2007 October 22, 2007 October 22, 2007 May 15, 2009 May 15, 2009 August 5, 2009

The following changes to the Company’s directors and officers have occurred:

On May 15, 2009, the following people resigned as Directors of the Company:
Cuiling Jia, Chaoyi Zhong, Zhong Bin, Liu Xingyou

Subsequent Event on March 13,2010 the following people resigned as Directors of the Company:

Wen Xiao

On May 15, 2009, the following people were appointed as Directors of the Company:
-	Wen Xiao
-	Yu Bohai

Also, on May 15, 2009, the following person was hired as general counsel of the Company:
-	Hu Qingzhi, General Counsel
Also on  August 5, 2009 the following person was added as Director of the company
-	Stuart D. Cooper

ITEM 5.02  DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On May, 15, 2009, Cuiling Jia, Chaoyi Zhong, Zhong Bin, Liu Xingyou as Directors of the Company.  The resignations were for unspecified reasons but were not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

On May, 15, 2009, the Company appointed Wen Xiao and Yu Bohai as Directors of the Company.

On May, 15, 2009, the Company hired Hu Qingzhi to serve in the position of General Counsel to the Company.

Subsequent Event on March 13,2010 the following people resigned as Directors of the Company:

Wen Xiao

Also on  August 5, 2009 the following person was added as Director of the company
-	Stuart D. Cooper

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

Zhong Hua, Director and Secretary

Zhong Hua, age 26, graduated from Sichuan Normal University, majoring in tourism and art design.  Zhong was once a clerk of Chengdu Jiazhou international hotel and China Railway Container Transportation Co., Ltd.

Xueji Liao, Vice President
Liao Xueji, age 54, was once the colonel in the People’s Liberation Army.  Liao has many years of enterprise management experience. Liao completed multiple thesis for the China Military Library and Contemporary National Defense Library of China.  Liao was once the deputy executive president of Sichuan Longtan Mineral Water Plant and deputy executive manager of Chaoran Water Industry CO., LTD.

Lei Li, Vice President of Finance

Lei Li, age 44, headed up the finance department of the Nitrogenous Fertilizer Plant and Insulated Materials CO.,LTD in Sichuan Ya’an.  Lei was an audit assistant in the Sichuan Zhongheng Accountant Office and department manager of Sichuan Qianjing Accounting Company.

Bohai Yu, Director – Age __  - Director – May 15, 2009

Mr. Yu serves as the Chairman of the Board and Corporate Representative of Sichuan Yuansen Industrial Development Co., Ltd.  He has been engaged in business management work for several decades.  His honors include the 1997 Shandong Province “Outstanding Young Factory Manager”, and the 1997 – 2002 Yantai City “Top-notch Professional and Technical Personnel”.  He is also the beneficiary of a number of achievements in scientific research including the Provincial or Ministerial Progress Prize in science and technology and the State-level Key New Product.  Under his leadership, Yuansen has been honored with many awards, such as the Shandong Hi-tech Enterprise, the “AAA” credit rating enterprise of the Agricultural Bank of China, the Shangdong Provincial Valuable Contract and Promise Keeping Enterprise.

Qingzhi Hu – General Counsel – May 15, 2009

Qingzhi Hu was born in Dazhu, China in 1977.  Mr. Hu graduated from the Law School of Sichuan University, and earned his certificate of qualification as a lawyer in 2000.  He has participated in enterprise planning and operations on multiple occasions for several enterprises.  In 2006, he received the title of Chengdu Outstanding Young Attorney.

Appointment of Officer

Effective August 5, 2009, the Directors appointed Mr. Stuart Cooper as assistant secretary, registered agent and a member of our Board of Directors.  The business background description of Mr. Cooper is as follows:

Stuart D. Cooper – Age 65 – Assistant Secretary and Director – August 5, 2009

Stuart D. Cooper, Certified Public Accountant, is a consultant and auditor in the area of Public Companies, Securities Regulatory Compliance, and Regulatory Compliance for Financial Institutions for over 40 years.  He has aided many companies in structuring there financial transactions, obtaining access to capital and where applicable going public.  He is qualified as an expert witness in the areas of securities, business evaluation, accounting issues and interpretation, and tax at State, Federal and Appellate levels.  He is founder and chief executive officer of many corporations including Private Funding, a troubled debt restructuring entity.  With an expertise in bank litigation Consulting Services through Legal Counsel for Financial Institutions, he aids Company’s through the process of going public from understanding, to concept, to reverse merger or IPO.  He coordinates Legal, Accounting, Filing, Edgarization, Shareholder Matters, Contracts, and Valuation.  In prior years, he consulted to Financial Institutions for portfolios completeness, aiding Financial Institutions to resale of Bond and Loan Inventories.  Mr. Cooper developed a new Financial Instrument to recapitalize Financial Institutions.  He invented and tested products for HP, Ti, IBM and Verbatim.

There is no family relationship between Mr. Cooper and our current Director and Officer.  Mr. Cooper has not been nor is he a party to any transaction within the last fiscal year, or any currently proposed which we are a party.

Resignation of Officer

Effective August 5, 2009, Mr. Bruce S. Trulio resigned as the Assistant Secretary of our company.  There were no disagreements between Mr. Trulio and us or any officer or director of the Company.

Effective July 11, 2009, Mr. Zhou Bin resigned as the Director of our company.  Effective September1, 2009, Mr. Zhao Qin resigned as the Vice General Manager of our company.  Mr. Zhou and Mr. Zhou’s resignations were due to their personal reasons and there were no disagreements between Mr. Zhou, Mr. Zhou and us or any officer or director of the Company.

Effective March 19, 2010, Mr. Wen Xiao resigned as Director of the Company.  There were no disagreements between Mr. Xiao and us or any officer or director of the Company.

Effective May 27, 2009 Mr. Shan Wang resigned as a member of our Company's Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective May 27, 2009, Mr. Chaoyi Zhong was appointed to fill the vacancy on the Board of Directors.

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

Audit Committee

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We have a financial expert serving on the Board of Directors and employed as an officer based on management’s belief Stuart Cooper is a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-1 is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

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

Auditors:  Code of Ethics; Financial Expert

We have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Fan Luo President, CEO, CFO, and	2009	0	0	0	0	0	0	0	0
Chairman	2008	0	0	0	0	0	0	0	0

Zhong Hua Secretary and	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Liao Xueji	2009	0	0	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0	0	0

Lei Li Vice President	2009	0	0	0	0	0	0	0	0
Bohai, Yu of Finance	2009	0	0	0	0	0	0	0	0 0

Cooper, Stuart of Director	2009	0	0	0	0	0	0	0	0 0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 9, 2010.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Luo Fan No.7, Unit 2, Building 3, No.14, South West Fuqin Road, Jinniu District Chengdu, Sichuan 610031 China	10,621,226	17.7%

Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock
Zhong Hua
No.3, Unit3, Building 2
No.99,Baojai Lane,Qingyang District
Chengdu, Sichuan 610017
China

Liao Xueji
No. 26 Ping’an St.
Chenghua District
Chengdu China
Peoples Republic 61000

Bohai Yu
No. 54 anxiang yu3Ia village liujagou
to penglai china
peoples republic 265600

Lei Li
No.19,Unit2,Building7
No.18,Xinkang Road
Ya'an Sichuan China 625000

Qingzhi Hu
Guanyin Town
Cazhu County, Dazhu
China, Peoples Republic 635100

Stuart D. Cooper
511 NE 94th St. #2
Miami Shores, FL USA 33138

All officers and directors as a group (7 persons)

[1] Laws of attribution and control:
       Cooper family holdings 640,000
       Stuart Cooper: Stuart Cooper cpa llc 580,088
       Stuart Cooper: total 1,220,088

		690,379 159,318 1,062,122 53,106 53,106 1,220,088 Total 13,859,345	1.15% .27% 1.77% 0.1% 0.1% 2.01%*[1] 23.1%

Based on 59,999,756 shares of our common stock issued and outstanding as of May 10, 2010.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2008, we were billed $17,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2009, we were billed approximately $15,000 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2009 we incurred audit related fees of $3,075.  For 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2009 and 2008, we incurred $925.00 and $1,000 in fees, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Chaolei Marketing and Finance Company

Date: May 14, 2010	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luo Fan	Chairman of the Board of Directors,	May, 14, 2010
Luo Fan	CEO, CFO, Controller and Principal Accounting Officer