Form 10-Q
period 2010-03-31
Chaolei Marketing & Finance Co.
filed 2010-05-21
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2010:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$39	$2,300
Accounts receivable	-	-
Other receivable	725	-
Total current assets	764	2,300

Intangible asset	53,794	53,794

TOTAL ASSETS	$54,558	$56,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,030	$50,380
Total current liabilities	69,030	50,380

ADVANCE - RELATED PARTY	60,000	60,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of March 31, 2010 and December 31, 2009	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(248,888)	(228,702)
Total Stockholders’ Deficit	(74,472)	(54,286)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,558	$56,094

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUE	$-	$15,677

OPERATING EXPENSES
General and administrative	9,186	17,600
Professional fees	11,000	26,267
Total operating expenses	20,186	43,867

Other income (expense):
Interest income	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(20,186)	(28,190)

Provision for income taxes	-	-

NET LOSS	$(20,186)	$(28,190)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	59,999,756	59,966,756

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,186)	$(28,190)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities
Decrease (increase) accounts receivable	(725)	14,308
Increase accounts payable and accrued expenses	18,650	1,279

Net cash used in operating activities	(2,261)	(12,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution related parties	-	-
Net cash provided by used in financing activities	-	-

NET DECREASE IN CASH	(2,261)	(12,603)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,300	14,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39	$1,964

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for services	$-	$-
Non-cash capital contributions from related parties	$-	$-

The accompanying notes are an integral part of these financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2010

NOTE 1 – ORGANIZATION

Organization

Chaolei Marketing and Finance Company (the “Company”) [f/k/a BioTex Holdings, Inc and previously Capital Ventures Group I, Inc.] was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In 2007 the Company changed its name to Chaolei Marketing and Finance Company to act as a sales, marketing and finance agent of Sichuan Hualin Silicon Energy Resources Co., Ltd formerly Sichuan Chaolei Industry Stock Co, Ltd. (CICO), a company organized in the People’s Republic of China that mines silicon, produces poly- and mono- crystalline silicon ingots and wafers for use in photovoltaic cells and computer chips. Additionally, CICO owns a subsidiary company that produces pipes for hydroelectric projects.
The Company is primarily operated by its officers who are also employed by CICO in China. The Company maintains an office in the United States in the offices of its Assistant Secretary located in Miami Shores, Florida.

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2010

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company had no accounts receivable as of March 31, 2010 and 2009.

Concentration of Credit Risk

During the periods ended March 31, 2010 and 2009, one customer accounted for 100% of the Company's sales.

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

CHAOLEI MARKETING AND FINANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
 March 31, 2010

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. FASB ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO. While CICO has been forced to temporarily suspend mining operations due to the collateral impact of a major earthquake in China, inasmuch as the mines were not directly impacted. Further, this related party has provided additional funding to the Company for continuing operations to reduce the impact of a lack of commission sales, thus the Company does not believe any impairment of this asset has occurred as of March 31, 2010. There can be no assurance that CICO can or will continue to fund our operations indefinitely.

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

NOTE 3 – RECENT ACCOUNTING STANDARDS & PRONOUNCEMENTS

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations; however, it may affect any future stock distributions.

NOTE 4 – AGREEMENTS

On April 12, 2008, the Company entered in to a 6 month employment agreement with its former Assistant Secretary and was obligated to pay to our Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until March 31, 2009. On July 15, 2009, the Company entered into a 12 month employment agreement with its current Assistant Secretary and is obligated to pay him $3,000 on the 15th of every month. As of March 31, 2010, the Company has accrued $24,000 in deferred compensation to our current Assistant Secretary.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this 10-Q. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  We began to earn revenues again during the end of 2010.  We anticipate that revenues will build slowly throughout the year.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table presents the statement of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The discussion following the table is based on these results.

	For The Three Months Ended March 31,
	2010	2009

REVENUE	$0	$15,677

Total operating expenses	20,186	43,867

NET INCOME (LOSS)	$(20,186)	$(28,190)

Total Revenues

We had revenues of $0 for the three months ended March 31, 2010 and $15,677 for the three months ended March 31, 2009.  This decrease is attributable to the reduced receipt of commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the Companies on October 17, 2007, due to the earthquake in Sichuan Province in May 2008 which slowed the production and sales of silicon products.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 decreased to $20,186 from $43,867 for the three months ended March 31, 2009 representing a decrease of $23,681. The decrease is attributable to cost savings in our professional fees in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co., Ltd. on October 17, 2007.

Net income (loss)

Net loss was $20,186 for the three months ended March 31, 2010, compared to net loss $28,190 for the same period ended March 31, 2009, a decrease of $8,004.  Our net losses decreased because of a decrease in compensation to officer and consulting fees. Revenues continue to be effected due to the lingering effects of an earthquake in Sichuan Province, China in May 2008.  This earthquake, in turn, affected the production abilities of Sichuan Chaolei Industry Stock Co, Ltd., our sole source of revenue.  Our expenses decreased during this period for the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co, Ltd. on October 17, 2007.

Liquidity and Capital Resources

As of March 31, 2010, we have assets of $54,558 consisting of cash and receivables  of $764 and intangible assets of $53,794 and total liabilities of $129,030, consisting of accounts payable and accrued expenses of $69,030 of and advances related party $60,000, compared with December 31, 2009 when we had assets of $56,094 consisting of cash of $2,300  and intangible assets of $53,794 and total liabilities of $110,380, consisting of accounts payable  and accrued expenses of $50,380 and advances related party $60,000.

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

We anticipate that our general and administrative expenses for the next 12 months will total $188,200.

The breakdown is as follows:

General and Administrative
Legal and Accounting	$55,200
Selling Expenses	43,000
Consulting Expenses	36,000
Officer Salaries	36,000
Office Expense	6,000
Taxes and License	5,000
Travel	5,000
Registration and Filing Costs	2,000
TOTAL	$188,200

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160 now FASB ASC 815, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 now FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued , FASB 350-30FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB ASC 105 issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB ASC 944 issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Item 4. (Removed and Reserved).

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: May 21, 2010	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer