Form 10-Q
period 2010-06-30
Chaolei Marketing & Finance Co.
filed 2010-08-23
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 23, 2010:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY
BALANCE SHEETS

	June 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$463	$2,300
Other receivable	6,770	-
Total current assets	7,233	2,300

Intangible asset	53,794	53,794

TOTAL ASSETS	$61,027	$56,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77,807	$50,380
Due to related party	90,000	60,000
Total current liabilities	167,807	110,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of
June 30, 2010 and December 31, 2009	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(281,196)	(228,702)
Total Stockholders’ Equity (Deficit)	(106,780)	(54,286)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$61,027	$56,094

See accompanying notes to financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE	$-	$-	$-	$15,677

OPERATING EXPENSES:
General and administrative	10,273	12,367	19,459	29,967
Professional fees	22,035	29,241	33,035	55,507
Total operating expenses	32,308	41,608	52,494	85,474

Other income (expense)	-	-	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(32,308)	(41,608)	(52,494)	(69,797)

Provision for income taxes	-	-	-	-

NET LOSS	$(32,308)	$(41,608)	$(52,494)	$(69,797)

Net loss per share - basic and diluted	(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of shares outstanding during the period - basic and diluted	59,999,756	59,966,756	59,999,756	59,966,756

See accompanying notes to financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2010	June30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,494)	$(69,797)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities
(Increase) decrease in accounts and other receivable	(6,770)	14,308
Increase (decrease) accounts payable and accrued expenses	27,427	12,370
Increase in advances due to related party	30,000	29,985

Net cash used in operating activities	(1,837)	(13,134)

NET DECREASE IN CASH	(1,837)	(13,134)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,300	14,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$463	$1,433

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

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

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Revenue Recognition

The Company derives its revenue from the sale of mined silicon, and poly- and mono-crystalline silicon ingots and wafers. The Company presents revenue in accordance with FASB ASC 605-10 “Revenue Recognition in Financial Statements”. Under this guidance, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company did not generate any revenues for the six months ended June 30, 2010.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company had no accounts receivable as of June 30, 2010 and 2009.

Concentration of Credit Risk

During the period ended June 30, 2009, one customer accounted for 100% of the Company's sales.

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

Indefinite-Lived Intangible Assets

In accordance with FASB ASC 350, "Other Intangible Assets," intangibles with indefinite useful lives are no longer amortized. The Company assesses indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with FASB ASC 350.

FASB ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO. While CICO has been forced to temporarily suspend mining operations due to the collateral impact of a major earthquake in China, inasmuch as the mines were not directly impacted. Further, this related party has provided additional funding to the Company for continuing operations to reduce the impact of a lack of commission sales, thus the Company does not believe any impairment of this asset has occurred as of June 30, 2010. There can be no assurance that CICO can or will continue to fund our operations indefinitely. The Company will reassess events and circumstances again during the third and fourth quarter of 2010 to determine whether exists any impairment of intangible asset.

NOTE 3 – RECENT ACCOUNTING STANDARDS & PRONOUNCEMENTS

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements; however, it may affect any future stock distributions.

NOTE 4 – AGREEMENTS

On April 12, 2008, the Company entered in to a 6 month employment agreement with its former Assistant Secretary and was obligated to pay to Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until June 30, 2009. On July 15, 2009, the Company entered into a 12 month employment agreement with its current Assistant Secretary and is obligated to pay him $3,000 on the 15th of every month. As of June 30, 2010, the Company has accrued salary payable of $30,000 to its current Assistant Secretary.

On December 1, 2007 the Company entered into a 12 month consulting agreement with a consulting company to provide regulatory compliance, business development and other ancillary business services. The Company is obligated to pay the Consultant $5,000 per month, beginning December 1, 2007 and ending November 30, 2008. On December 9, 2008, the agreement was extended until June 30, 2009. On July 15, 2009, the Company entered into a 12 month consulting agreement with its current Assistant Secretary who is also a licensed CPA in the State of Florida, and, is obligated to pay his professional firm $3,000 on the 1st day of every month.

NOTE 5 – RELATED PARTY TRANSACTIONS

CICO, has advanced funds to meet certain obligations of the Company, primarily professional fees and corporate expenses. As of June 30, 2010 the Company is indebted to this party $90,000 which is non-interest bearing, unsecured due on demand, and do not follow fixed terms of repayment.

An officer of the Company is also a principal of a firm which acts as a consultant to the Company. Periodically, the Company has advanced funds on behalf of this individual and his professional firm for product research, marketing development, financial services and other costs. As of June 30, 2010 the Company has a net receivable from the firm of $6,770, which is non-interest.

NOTE 6 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial states and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, Sichauan Chaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations temporarily, which has temporarily interrupted our revenues.  We may begin to earn revenues again during the end of 2010 or early 2011.  We anticipate that revenues will build slowly throughout the year. We are actively seeking additional companies for representation for marketing. No assurance can be given that such new relationships can be obtained. We are trying to lower our dependence on our single customer.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table presents the statement of operations for the three and six months ended June 30, 2010 as compared to the three months ended June 30, 2009. The discussion following the table is based on these results.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$15,677

Total operating expenses	32,308	41,608	52,494	85,474

NET INCOME (LOSS)	$(32,308)	$(41,608)	$(52,494)	$(69,797)

Total Revenues

We had revenues of $0 for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009.  We had revenues of $0 for the Six months ended June 30, 2010 and $15,677 for the six months ended June 30, 2009.

This decrease in revenue is attributable to the reduced receipt of commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the Companies on October 17, 2007, due to the earthquake in Sichuan Province in May 2008 which slowed the production and sales of silicon products.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 decreased to $32,308 from $41,608 for the three months ended June 30, 2009 representing a decrease of $9,300.  Operating expenses for the six months ended June 30, 2010 decreased to $52,494 from $85,474 for the six months ended June 30, 2009 representing a decrease of $32,980.

The decrease is attributable to cost savings in our professional fees in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co., Ltd. on October 17, 2007.

Net income (loss)

Net loss was $32,308 for the three months ended June 30, 2010, compared to net loss $41,608 for the same period ended June 30, 2009, a decrease of $9,300.  Net loss was $52,494 for the six months ended June 30, 2010, compared to net loss $69,797 for the same period ended June 30, 2009, a decrease of $17,303.  Our net losses decreased because of a decrease in compensation to officer and consulting fees. Revenues continue to be effected due to the lingering effects of an earthquake in Sichuan Province, China in May 2008.  This earthquake, in turn, affected the production abilities of Sichuan Chaolei Industry Stock Co, Ltd., our sole source of revenue.  Our expenses decreased during this period for the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co, Ltd. on October 17, 2007.

Liquidity and Capital Resources

As of June 30, 2010, we have assets of $61,027 consisting of cash and receivables of $7,233 and intangible assets of $53,794 and total liabilities of $167,807, consisting of accounts payable and accrued expenses of $77,807 of and advances related party $90,000, compared with December 31, 2009 when we had assets of $56,094 consisting of cash of $2,300  and intangible assets of $53,794 and total liabilities of $110,380, consisting of accounts payable  and accrued expenses of $50,380 and advances related party $60,000.

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

Recent Accounting Pronouncements

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact (any impact) on the Company’s (consolidated) financial position and results of operations. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it may affect any future stock distributions.

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAOLEI MARKETING AND FINANCE COMPANY

Date: August 23, 2010	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer