Form 10-Q
period 2010-09-30
Chaolei Marketing & Finance Co.
filed 2010-11-22
CIK 1213788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2010:  59,999,756 shares of common stock.

CHAOLEI MARKETING AND FINANCE COMPANY

FORM 10-Q

September 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

CHAOLEI MARKETING AND FINANCE COMPANY
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$2,300
Other receivable	7,212	-
Total current assets	7,212	2,300

Intangible asset	-	53,794

TOTAL ASSETS	$7,212	$56,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$90,912	$50,380
Advances – related party	90,000	60,000
Total current liabilities	180,912	110,380

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,999,756 shares issued and outstanding, as of
September 30, 2010 and December 31, 2009	60,000	60,000
Additional paid in capital	114,416	114,416
Accumulated deficit	(348,116)	(228,702)
Total Stockholders’ Equity (Deficit)	(173,700)	(54,286)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,212	$56,094

See accompanying notes to financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUE	$-	$-	$-	$15,677

OPERATING EXPENSES:
General and administrative	9,351	9,588	28,810	29,955
Professional fees	3,775	16,731	36,810	81,838
Impairment Loss	53,794	-	53,794	-
Total operating expenses	66,920	26,319	119,414	111,793

Other income (expense)	-	-	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(66,920)	(26,319)	(119,414)	(96,116)

Provision for income taxes	-	-	-	-

NET LOSS	$(66,920)	$(26,319)	$(119,414)	$(96,116)

Net loss per share - basic and diluted	(0.001)	(0.000)	(0.002)	(0.002)

Weighted average number of shares outstanding during the period - basic and diluted	59,999,756	59,999,756	59,999,756	59,999,756

See accompanying notes to financial statements.

CHAOLEI MARKETING AND FINANCE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,414)	$(96,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Charge	53,794	-

Change in assets and liabilities
(Increase) decrease in accounts and other receivable	(7,212)	14,308
Increase (decrease) accounts payable and accrued expenses	40,532	37,566

Net cash used in operating activities	(32,300)	(44,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance-Related Party	30,000	29,985
Net cash provided by (used in) financing activities	30,000	29,985

NET DECREASE IN CASH	(2,300)	(14,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,300	14,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$310

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

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

The Company is primarily operated by its officers who were formerly employed by CICO in China. The Company maintains an office in the United States in the offices of its Assistant Secretary located in Miami Shores, Florida.

Interim reporting

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, and has a stockholders' deficit of $173,700 and working capital deficit of $173,700 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

The Company derives its revenue from commissions received on the sale of products it represents. The Company presents revenue in accordance with FASB ASC 605-10 “Revenue Recognition in Financial Statements”. Under this guidance, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. The Company did not generate any revenues for the nine months ended September 30, 2010.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers. The Company had no accounts receivable as of September 30, 2010 and 2009.

Concentration of Credit Risk

During the nine months ended September 30, 2009, one customer accounted for 100% of the Company's revenue. For the nine months ended September 30, 2010 the Company had $0 in revenue.  The Company currently is adding additional costumers to reduce the concentration of credit risk.

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

If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. FASB ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company as of December 31, 2009 had recorded $53,794 as an intangible asset associated with the acquisition of the sales and marketing agreement with CICO. After execution of this agreement CICO was forced to temporarily suspend mining operations due to the collateral impact of a major earthquake in China. CICO through a common officer of the Company, provided additional funding to the Company for continuing operations to reduce the impact of a lack of commission sales. However, based upon information received by the Company during the three month period ending September 30, 2009, the Company no longer has a good faith belief that it will realize any future value under the terms of the marketing agreement with CICO. Accordingly, the Company has provided for an impairment loss equal to the total value of its intangible asset as of September 30, 2010.

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

NOTE 4 – AGREEMENTS

On April 12, 2008, the Company entered in to a 6 month employment agreement with its former Assistant Secretary and was obligated to pay to Assistant Secretary $5,000 on the 15th of every month beginning June 1, 2008 and ending December 31, 2008. On December 9, 2008, the agreement was extended until June 30, 2009. On July 15, 2009, the Company entered into a 12 month employment agreement with its current Assistant Secretary and is obligated to pay him $3,000 on the 15th of every month. As of September 30, 2010, the Company has accrued salary payable of $39,000 to its current Assistant Secretary.

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

The consultant agreements have been extended on a month to month basis through September, 2010. The employment agreement has been extended to July 15, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

A related party to CICO, and a shareholder of the Company, has advanced funds to meet certain obligations of the Company, primarily professional fees and general corporate expenses. As of September 30, 2010 the Company is indebted to this party for $90,000, due on demand without interest.

An officer of the Company is also a principal of a firm which acts as a consultant to the Company. Periodically, the Company has advanced funds on behalf of this individual and his professional firm for product research, marketing development, financial services and other costs. As of September 30, 2010 the Company has a net receivable from the firm of $7,212, which is due on demand without interest

NOTE 6 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

On October 22, 2007, we entered into an Agreement with Sichuan Chaolei Stock Industry Co., Ltd, (“CICO”) a company located in Chengdu, Sichuan Province, People’s Republic of China.  Pursuant to the agreement, we acquired a Sales and Marketing Agreement from CICO for 53,793,990 shares of our common stock which provided for us to become the exclusive sales and marketing agent for CICO.  The acquisition was approved by the unanimous consent of our Board of Directors on October 22, 20007.  Pursuant to the Agreement, we filed an amendment in the State of Florida changing the name of the company to Chaolei Marketing and Finance Company. Pursuant to the Sales and Marketing Agreement, we will receive a commission of 10% of CICO’s worldwide revenues from all sources.  While we have signed supply contracts with 2 major customers during the 4th Quarter of 2007.  There is a question if silicon sales will ever commence. We have been informed that the company is seeking a joint venture Partner or sale of its assets to a new company which would impair future revenues.

During the second quarter of 2008, an earthquake struck Sichuan Province, China.  The effects of this earthquake are still being felt.  Our main supplier, SichauanChaolei Industry Stock Co., Ltd is located in Sichuan province.  As a result of the earthquake, CICO was forced to halt its mining operations. It is seeking new financing or a new joint venture partner to continue its operations.There is a question if silicon sales will ever commence.

We are actively seeking additional companies for representation for marketing. No assurance can be given that such new relationships can be obtained.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 Compared to the nine Months Ended September 30, 2009

The following table presents the statement of operations for the three and nine months ended September 30, 2010 as compared to the three months and nine months ended September 30, 2009. The discussion following the table is based on these results.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$15,677

Total operating expenses	66,920	26,319	119,414	111,793

NET INCOME (LOSS)	$(66,920)	$(26,319)	$(119,414)	$(96,116)

Total Revenues

We had revenues of $0 for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009.  We had revenues of $0 for the nine months ended September 30, 2010 and $15,677 for the nine months ended September 30, 2009.

This decrease in revenue is attributable to the reduced receipt of commissions on sales of Sichuan Chaolei Industry Stock Co, Ltd. pursuant to a Sales and Marketing Agreement entered into by the Companies on October 17, 2007, due to the earthquake in Sichuan Province in May 2008 which slowed the production and sales of silicon products.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 increased to $66,920 from $26,319 for the three months ended September 30, 2009 representing an increase of $40,601.  Operating expenses for the nine months ended September 30, 2010 increased to $119,414 from $111,793 for the Nine months ended September 30, 2009 representing an increase of $7,621.

The increase is attributable to cost involved in the payment of professional fees in the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co., Ltd. on October 17, 2007.

Net income (loss)

Net loss was $66,920 for the three months ended September 30, 2010, compared to net loss $26,319 for the same period ended September 30, 2009, an increase of $40,601.  Net loss was $119,414 for the Nine months ended September 30, 2010, compared to net loss $96,116 for the same period ended September 30, 2009, an increase of $23,298.  Our net losses increased because of an increase in compensation to officer and consulting fees. Revenues continue to be effected due to the lingering effects of an earthquake in Sichuan Province, China in May 2008.  This earthquake, in turn, affected the production abilities of Sichuan Chaolei Industry Stock Co, Ltd., our sole source of revenue.  Our expenses increased during this period for the operations of our business pursuant to a Sales and Marketing Agreement entered into by the Company and Sichuan Chaolei Industry Stock Co, Ltd. on October 17, 2007.

Liquidity and Capital Resources

As of September 30, 2010, we have assets of $7,212 consisting of cash and receivables of $7,212 and intangible assets of $0 and total liabilities of $180,912, consisting of accounts payable and accrued expenses of $90,912 of and advances related party $90,000, compared with December 31, 2009 when we had assets of $56,094 consisting of cash of $2,300  and intangible assets of $53,794 and total liabilities of $110,380, consisting of accounts payable  and accrued expenses of $50,380 and advances related party $60,000.

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

CHAOLEI MARKETING AND FINANCE COMPANY

Date: November 22, 2010	By:	/s/ Luo Fan
Luo Fan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer